Form 10-Q
period 1994-12-31
INTERLEAF INC /MA/
filed 1995-02-14
CIK 793604

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                         COMMISSION FILE NUMBER 0-14713

                                [Interleaf Logo]
                                 Interleaf, Inc.
             (exact name of registrant as specified in its charter)



          MASSACHUSETTS                                04-2729042
   (State or other jurisdiction         (I.R.S. employer identification number)
 of incorporation or organization)

PROSPECT PLACE, 9 HILLSIDE AVE., WALTHAM, MA                 02154
 (address of principal executive offices)                 (Zip Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X    No
                                    ------    ------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994:

     COMMON STOCK, PAR VALUE $.01                  13,993,659
        (Title of each class)                  (number of shares)

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                                 INTERLEAF, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

Consolidated balance sheets at December 31, 1994 and March 31, 1994.......... 3

Consolidated statements of operations for the three and nine months ended December 31, 1994 and 1993............................................. 4

Consolidated statements of cash flows for the nine months ended
December 31, 1994 and 1993................................................... 5

Notes to consolidated financial statements................................... 6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................... 7

PART II - OTHER INFORMATION.................................................. 9

EXHIBIT INDEX............................................................... 10

                                 INTERLEAF, INC.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31, 1994        March 31, 1994
In thousands, except share amounts                                                           (unaudited)                (Note)
                                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $      13,836            $       23,364
Accounts receivable, net                                                                         20,145                    34,932
Inventories                                                                                         200                       129
Other current assets                                                                              2,728                     2,377
                                                                                           ------------              ------------
TOTAL CURRENT ASSETS                                                                             36,909                    60,802
Property and equipment, net                                                                      11,326                    10,156
Other assets                                                                                      8,512                    11,093
Excess of purchase price over net assets                                                         14,709                    15,435
  of businesses acquired                                                                  ------------              ------------

                                                                                          $      71,456            $       97,486
                                                                                           ------------              ------------
                                                                                           ------------              ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                                          $       3,805            $        3,200
Current portion of capital lease obligations                                                      1,786                     4,260
Unearned service revenues                                                                        13,921                    14,626
Other current liabilities                                                                        19,788                    19,098
                                                                                           ------------              ------------
TOTAL CURRENT LIABILITIES                                                                        39,300                    39,747
Other liabilities                                                                                 2,263                     1,107
SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:                             173                       179
  Series A Junior Participating, none issued and outstanding
  Senior Series B Convertible, issued and outstanding, 1,728,573 shares and 1,785,715, respectively
Common stock, par value $.01 per share, authorized                                                  140                       136
  30,000,000 shares, issued and outstanding 13,993,659
  and 13,630,657, respectively
Additional paid-in capital                                                                       66,959                    65,551
Retained earnings deficit                                                                      (37,399)                   (8,907)
Equity adjustment for foreign currency translation                                                   20                     (327)
                                                                                           ------------              ------------
                                                                                                 29,893                    56,632
                                                                                           ------------              ------------
                                                                                          $      71,456            $       97,486
                                                                                           ------------              ------------
                                                                                           ------------              ------------

   NOTE: THE BALANCE SHEET AT MARCH 31, 1994 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION
AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE
                              FINANCIAL STATEMENTS.
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 INTERLEAF, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except for per share amounts                       Three months ended            Nine months ended
                                                                    December 31                   December 31
                                                                    (unaudited)                   (unaudited)
                                                                 1994           1993           1994          1993
                                                                 ----           ----           ----          ----
REVENUES:
Products                                                    $     7,400    $    15,816    $    24,862   $    44,770
Maintenance                                                       8,197          7,725         23,076        23,032
Services                                                          6,226          4,874         16,137        14,476
                                                             ----------     ----------      ---------    ----------
TOTAL REVENUES                                                   21,823         28,415         64,075        82,278
COSTS OF SALES:
Products                                                          1,396          1,773          3,959         4,140
Maintenance                                                       1,685          1,706          4,920         5,446
Services                                                          5,153          4,962         14,915        15,269
                                                             ----------     ----------      ---------     ---------
TOTAL COST OF SALES                                               8,234          8,441         23,794        24,855
                                                             ----------     ----------      ---------     ---------
Gross Margin                                                     13,589         19,974         40,281        57,423
OPERATING EXPENSES:
Selling, general and administrative                              14,110         14,361         43,287        44,841
Research and development                                          5,081          5,348         15,760        15,865
Charge for purchased research and development                         -              -              -         3,985
Restructuring expense                                                 -              -          7,109         3,000
                                                             ----------     ----------      ---------     ---------
TOTAL OPERATING EXPENSES                                         19,191         19,709         66,156        67,691
                                                             ----------     ----------      ---------     ---------
Loss from operations                                            (5,602)            265       (25,875)      (10,268)
Interest income, net                                                 15             17            228           187
Other expense, net                                                (242)          (242)          (726)         (740)
                                                             ----------     ----------      ---------     ---------
Loss before income taxes and cumulative                         (5,829)             40       (26,373)      (10,821)
  effect of change in accounting principle
Provision for income taxes                                         (48)              -          2,118           169
                                                             ----------     ----------      ---------     ---------
Loss before cumulative effect of change                         (5,781)             40       (28,491)      (10,990)
  in accounting principle
Cumulative effect of change in accounting                             -              -              -         1,900
  principle-accounting for income taxes                      ----------     ----------      ---------     ---------
NET LOSS                                                    $   (5,781)    $        40     $ (28,491)   $   (9,090)
                                                             ----------     ----------      ---------     ---------
                                                             ----------     ----------      ---------     ---------
PRIMARY AND FULLY DILUTED LOSS PER SHARE:
Loss before cumulative effect of                            $     (.41)    $       .00     $   (2.05)   $     (.82)
  change in accounting principle                             ----------     ----------      ---------     ---------
                                                             ----------     ----------      ---------     ---------
Cumulative effect of change in accounting principle:        $         -    $         -     $        -    $      .14
                                                             ----------     ----------      ---------     ---------
                                                             ----------     ----------      ---------     ---------
Net loss:                                                   $     (.41)    $       .00     $   (2.05)    $    (.68)
                                                             ----------     ----------      ---------     ---------
Shares used in computing loss per share:
  Primary                                                        13,971         16,655         13,887        13,310
                                                             ----------     ----------      ---------     ---------
                                                             ----------     ----------      ---------     ---------
  Fully diluted                                                  13,971         16,697         13,887        13,310
                                                             ----------     ----------      ---------     ---------
                                                             ----------     ----------      ---------     ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 INTERLEAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Nine months ended December 31
In thousands                                                                                                 (unaudited)
                                                                                                         1994            1993
                                                                                                         ----            ----
OPERATING ACTIVITIES
Net loss                                                                                            $    (28,491)   $    (9,090)
Change in accounting principle-accounting for income taxes                                                      -        (1,900)
Change in tax estimate                                                                                      1,860
Charge for purchased research and development                                                                   -          3,985
Restructuring expense                                                                                       7,109          3,000
Depreciation and amortization expense                                                                       8,113          7,909
Loss from disposal of property and equipment                                                                  142             86

Changes in current accounts, excluding the effects of acquisitions:
Decrease in unearned revenue                                                                                (920)        (1,901)
(Increase) decrease in accounts receivable, net                                                            15,338           (29)
Increase in inventories                                                                                      (53)           (13)
Increase in other current assets                                                                            (310)          (335)
Decrease in accounts payable and other current liabilities                                                (1,915)           (45)
Decrease in accrued restructuring costs                                                                   (3,051)        (1,129)
Other, net                                                                                                   (61)              -
                                                                                                     ------------    -----------
  Net cash provided by (used in) operating activities                                                     (2,239)            538

INVESTING ACTIVITIES
Decrease in marketable securities                                                                               -          4,070
Additions to property and equipment                                                                       (4,548)        (4,264)
Capitalized software development costs                                                                    (3,062)        (3,048)
Increase in other non-current assets                                                                        (180)          (448)
Payment for acquisition of business, net of cash acquired                                                      -         (5,342)
                                                                                                     -----------    ------------
  Net cash used in investing activities                                                                  (7,790)         (9,032)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                                 1,408           1,818
Proceeds from capital leases                                                                                 652           1,028
Repayment of capital leases                                                                              (1,703)         (1,777)
                                                                                                     -----------    ------------
  Net cash provided by financing activities                                                                  357           1,069

Effect of exchange-rate changes on cash                                                                      144            (17)
                                                                                                     -----------    ------------
Net decrease in cash and cash equivalents                                                                (9,528)         (7,442)

Cash and cash equivalents at beginning of period                                                          23,364          26,402
                                                                                                     -----------    ------------
Cash and cash equivalents at end of period                                                          $     13,836   $      18,960
                                                                                                     -----------    ------------
                                                                                                     -----------    ------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 INTERLEAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

     The results of operations for the period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the operating results of the period, have been included.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Interleaf, Inc.'s ("the Company's") annual report on Form 10-K for the year ended March 31, 1994.

2.   Earnings/Loss per share

     Earnings/loss per share are computed based on the weighted average number of common shares and common stock equivalents (when dilutive) outstanding during the period. Common stock equivalents are attributable to convertible preferred stock, stock options and common stock warrants.

3.   PruTech Research and Development Partnership III

     Commencing in the third quarter of fiscal year 1994, PruTech Research and Development Partnership III ("PruTech") reviewed and audited the PruTech-Interleaf Joint Venture ("Joint Venture"). As previously disclosed, PruTech alleges that it is entitled to a mandatory royalty of 30% of the Joint Venture's sales. PruTech also alleges that certain Joint Venture technology is being used by the Company without compensating the Joint Venture. In March 1994, PruTech submitted this dispute to mandatory arbitration. The Company believes that PruTech's position is without merit and, in any event, believes that the outcome of the arbitration will not have a material adverse effect on the operations and financial position of the Company. Commencing February 1, 1992, and for each quarter thereafter, PruTech can purchase the Company's interest in the Joint Venture at a price equal to ten times the Joint Venture's net profits for the previous quarter. In such event, the Company will lose the right to market the products owned by the Joint Venture including WorldView on IBM-compatible personal computers.

                                 INTERLEAF, INC.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      Three Months Ended December 31, 1994

For the third quarter of fiscal 1995, ended December 31, 1994, the Company recorded revenue of approximately $21.8 million resulting in a net loss of approximately $5.8 million. The net loss includes a $1.8 million write-off of a customer contract due to the Company's and customer's mutual decision to change their respective business models. For the same period a year ago, the Company recorded revenue of approximately $28.4 million with income of approximately $40 thousand.

                       Nine Months Ended December 31, 1994

For the first three (3) quarters of fiscal 1995, revenues totalled approximately $64 million, with a loss of approximately $28.5 million compared with revenue of approximately $82 million with a loss of approximately $9 million for the same period a year ago. During this period in fiscal 1995 the Company recorded a restructuring charge of $7.1 million; for the same period a year ago, the Company recorded a restructuring charge of $3 million.

                                     Revenue

These operating results reflect a continuing decline in the Company's software revenue, which in fiscal years 1991 through 1994 accounted for over 50% of the Company's total revenue. For the quarter ended December 31, 1994, software revenue accounted for approximately 33% of total revenue. Product revenue from the Company's authoring product, Interleaf 5/6, has been declining for the past two years, as some of the Company's customers have increasingly been migrating toward the Microsoft Windows and Windows NT operating system, which the Company does not expect to support until early fiscal 1996, and away from the Unix operating system, which the Company has historically supported. The Company is currently implementing a new alternate channel strategy to enable the Company's products to be distributed more cost effectively and generate incremental revenue. Secondly, the Company, during fiscal 1995, has not entered into any large multi-year procurements as it did during fiscal 1994, which generated approximately 20% of fiscal 1994 revenue. Finally, during the past fiscal year, the Company's electronic viewing product, WorldView, has experienced declining growth due to increased competition and longer sales cycles involved in the document distribution area.
The Company's consulting revenue for the quarter did experience strong growth, as its revenue increased to $6.2 million, compared with $4.9 million for the same period a year ago. This growth reflects the customers' demand for expert services to implement document management solutions and the Company expects it will help leverage software product sales in the future.

                                    Expenses

In light of the Company's declining software revenue, in September 1994 the Company recorded a $7.1 million restructuring charge to cover the costs of reducing worldwide employment by approximately 12% and the consolidation of the Company's North American and European sales offices.

At February 1995, the Company has closed or consolidated 3 sales offices in Europe, with closure of an additional 2 offices expected by the end of fiscal 1995, and 15 sales offices in North America. In North

                                 INTERLEAF, INC.


America, the Company will operate with 6 major sales offices. The Company's worldwide employment is now 170 people, or 18%, lower than at the beginning of this fiscal year due to attrition and severance. The Company expects that these measures will ultimately result in annual savings of $8-$10 million per year. The Company has expended approximately $3 million of its restructuring reserve.

                                 INTERLEAF, INC.


FINANCIAL CONDITION

The Company's cash position at December 31, 1994 declined to approximately $13.8 million from approximately $15 million for the previous quarter, and $23.6 million for the quarter ended June 30, 1994. This decline in the Company's cash position reflects the Company's operating performance and its implementation of its restructuring plan announced in September 1994. The Company expects to expend an additional $4 million to complete severance payments and fulfill its lease obligations for its sales offices which have been closed pursuant to its restructuring plan over the next three (3) years.

The Company failed to meet certain operating covenants under its asset leases and has received a waiver for the period ended December 31, 1994. The Company will either refinance these lease obligations with another financial institution or pay off the leases during the fourth quarter. Total lease obligations are approximately $1.8 million.

The Company will continue to closely monitor and control its expenses in light of its software revenue performance. The Company believes that its existing cash reserves and cash generated from ongoing operations are sufficient to meet its liquidity needs. The Company is also in the process of exploring the establishment of credit facilities.

                                 INTERLEAF, INC.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
     (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

     (b) No reports were filed on Form 8-K by the Company during the quarter ended December 31, 1994.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERLEAF, INC.
February 13, 1995

                                        Richard        P.        Delio
                                        ------------------------------
                                        Richard        P.        Delio
                                        Sr. Vice President of Finance and
                                        Administration and Chief Financial
                                        Officer (Principal Financial Officer)

                                 INTERLEAF, INC.


                                  EXHIBIT INDEX

     EXHIBIT NO.                        DESCRIPTION                   PAGE

 [xii]    10(a)*         Company's 1983 Stock Option Plan

  [xi]    10(aa)*        Company's 1993 Stock Option Plan

[xiii]    10(a1)*        1994 Employee Stock Option Plan

[xiii]    10(a2)*        1993 Incentive Stock Option Plan,
                         amended July 14, 1994

 [iii]    10(b)*         Company's 1989 Director Stock Option Plan

 [iii]    10(c)*         Company's 1989 Officer and Employee
                         Severance Benefit Plans

 [xii]    10(cc)*        Company's 1993 Director Stock Option Plan

 [iii]    10(d)          Agreements between PruTech Research and Development
                         Partnership III and the Company, dated October 21,
                         1988.

 [iii]    10(e)          Agreement between the Company and First National Bank
                         of Boston, dated September 30, 1988, as amended.

 [iii]    10(f)          Amendments to Agreement between the Company and First
                         National Bank of Boston, dated September 30, 1988.

 [iii]    10(g)          Exclusive Marketing and Licensing Agreement, between
                         Interleaf South America, Ltd. and the Company, and related Option Agreement, dated March 31, 1989.

 [iii]    10(h)          Distribution and License Agreement between Interleaf
                         Italia, S.r.l. and the Company, and related Joint
                         Venture Agreement, dated October 31, 1988.

 [iii]    10(i)          Exclusive Marketing and Licensing Agreement between
                         Interleaf GmbH and the Company, and related Option
                         Agreement, dated July 27, 1988.

  [ix]    10(j)          Company's Note and Stock Purchase Agreement concerning
                         its acquisition of Interleaf GmbH, dated July 20, 1991
                         (the "Germany Agreements").

  [iv]    10(k)          Preferred Stock Purchase Agreements, for the issuance
                         of 2,142,857 shares of the Company's Senior Series B
                         Convertible Preferred Stock, dated September 29, 1989.

  [vi]    10(l)          Notification to Preferred Shareholder of increase in
                         conversion ratio, dated May 18, 1992

   [i]    10(m)          Agreements between ML Technology Ventures, L.P. and the
                         Company, dated March 31, 1987.

[viii]    10(n)          Exercise of Purchase Option by ML Technology Ventures,
                         L.P., and related agreements, dated January 23, 1991.

  [ii]    10(o)          Lease of Davenport Building, Cambridge, MA, between
                         Charlesport Limited Partnership and the Company, dated
                         September 11, 1987.

[viii]    10(p)          Lease of Prospect Place, Waltham, MA, between Prospect
                         Place Limited Partnership and Interleaf, Inc., and related Agreements, dated March 30, 1990.

   [x]    10(q)*         Management Consulting Agreement between the Company and
                         David A. Boucher, dated July 15, 1992.

 [xii]    10(r)*         Letter Agreement between the Company and Richard P.
                         Delio, the Company's Sr. Vice President of Finance and
                         Administration and Chief Financial Officer, dated March
                         30, 1994, concerning his employment and severance with the Company.

[xiii]    10(s)*         Letter of Separation and Management Consulting
                         Agreement between the Company and Mark K. Ruport, the
                         Company's former President, Chief Executive Officer and
                         Director, dated July 25, 1994, concerning his

                                 INTERLEAF, INC.


                         separation and consulting obligations to the Company.

[xiii]    10(t)*         Letter Agreement between the Company and Richard P.
                         Delio, the Company's Sr. Vice President of Finance and
                         Administration and Chief Financial Officer and Acting
                         President, dated August 3, 1994, concerning his employment and severance with the Company.

[xiii]    10(u)*         Letter of Separation and Management Consulting
                         Agreement between the Company and Peter Cittadini, the Company's Sr. Vice President Worldwide Operations, dated July 27, 1994, concerning his separation and consulting obligations to the Company.

[xiii]    10(v)*         Executive Compensation Arrangement for David A.
                         Boucher, the Company's Chairman of the Board, dated
                         July 20, 1994.

[xiii]    10(w)*         Letter of Separation and Management Consulting
                         Agreement between the Company and Lawrence S. Bohn, the
                         Company's Sr. Vice President, Marketing and Business
                         Development, dated September 20, 1994, concerning his separation and consulting obligations to the Company.

          10(x)* Employment and severance agreement between the Company and Edward Koepfler, the Company's President, dated
                         October 3, 1994.                                     13

          11             Computation of Earnings Per Share, for quarter
                         ended December 31, 1994                              15

          27             Financial Data Schedule                              16
                                                        ________________________
[i] Incorporated herein by reference is the applicable Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1987.

[ii] Incorporated herein by reference is the applicable Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1988.

[iii] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1989.

[iv] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1990.

[v] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1991.

[vi] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1992.

[vii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 8-K filed April 13, 1990.

[viii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 8-K filed January 24, 1991.

[ix] Incorporated herein by reference is the applicable Exhibit to the Company Report on Form 8-K filed August 2, 1991, as amended by Amendment No. 1 on Form 8 filed September 23, 1991, as further amended by Amendment No. 2 on Form 8 filed February 12, 1992, and as further amended by Amendment No. 3 on Form 8 filed March 11, 1992.

                                 INTERLEAF, INC.


[x] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1993.

[xi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1993.

[xii] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1994.

[xiii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30, 1994.

*Represents a management contract, compensatory plan, or arrangement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 14(c).