Form 10-K405
period 1995-03-31
INTERLEAF INC /MA/
filed 1995-06-29
CIK 793604

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            --------------------------
                                    FORM 10-K
                            --------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            --------------------------
  For the fiscal year ended:                            Commission File Number:
        MARCH 31, 1995                                          0-14713
                            --------------------------
                                 INTERLEAF, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            --------------------------
     Massachusetts                                         04-2729042
(STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NUMBER)
                                 Prospect Place
                                9 Hillside Avenue
                          Waltham, Massachusetts 02154
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                          Telephone No.: (617) 290-0710
                            --------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 15, 1995 was $88,643,080 based upon the last reported sales price of the Common Stock in the National Market System, as reported by NASDAQ on such date.
                            --------------------------
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of the registrant's Common Stock outstanding at June 15, 1995 was 14,450,592.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Company's  Proxy  Statement  relating to the Company's
Annual Meeting of Shareholders to be held
   on August 17, 1995. (Part III)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Interleaf-Registered Trademark-, Inc. and its subsidiaries ("Interleaf" or the "Company") develop and market software that is used in the creation, management, and distribution of documents. The Company's software enables customers to compose, edit, view and print documents, while also facilitating their electronic management, preparation, conversion and distribution. The Company offers its customers an integrated document management solution--a solution that meets both the needs of document authors and their information users.

     Interleaf's primary application has been on 32-bit Unix workstations ("Workstations") manufactured by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("Digital"), Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Motorola, Inc. ("Motorola") and Data General Corporation ("DG"). There are also significant customer bases using products running on Apple Macintosh and Intel based personal computers ("PC's"). Since fiscal 1994, the Company has placed increased importance on enabling its software products to operate on the Windows NT and Windows 95 operating systems. By September 1995, the Company expects to complete porting most of its software products to the Windows NT and Windows 95 operating systems developed by Microsoft Corporation.

     While the demand for electronic publishing products is maturing, companies are requiring broad based solutions to integrate, control, and distribute documents as an essential part of an integrated document management information system. This market, however, has evolved slowly and has required that the Company reduce its asset base and employment level. In September 1993, the Company recorded a restructuring charge of $3 million, reducing employment by approximately 5%. Product revenue continued to decline in fiscal 1995 necessitating a $7.1 million restructuring charge in September 1994. As a result of the restructuring program, employment was reduced by approximately 150 people.

     The Company believes that its integrated product offerings, Interleaf 6 (document creation), WorldView (on line distribution), RDM (document management), Cyberleaf (internet publishing) and Avalanche (document conversion) provide an effective solution for customers' document information requirements and will be successful in the marketplace.

PRODUCTS AND SPECIALIZED SERVICES

     The Company currently markets an integrated suite of software products that are sold both individually and as an integrated software suite. The products include Interleaf 6 for publishing, WorldView for on line distribution of document collections, Intellecte and RDM for document management, Cyberleaf for Internet publishing and Avalanche products for document preparation and conversion. The Company also markets specialized services that include consulting and training to enable its customers to fully utilize these core software programs.

     INTERLEAF 6. Interleaf 6 operates on Sun, Digital, HP and IBM Workstations, and supports the industry standard graphical user interface, Motif. The Company also continues to market Interleaf 5, which uses the Company's proprietary graphical user interface. During fiscal 1995, the Company refocused its Interleaf 6 porting efforts on Windows NT and Windows 95 developed by Microsoft Corporation.

     Interleaf 6 is a production publishing engine that provides the capabilities to develop solutions for customers' complex document processes. Information-driven and collaborative publishing processes require a publishing engine to assimilate information from documents that originate from a variety of sources. These documents may be either a single document containing thousands of pages or a collection or library of interrelated documents. Interleaf 6 enables customers to reuse this information and re-purpose it for different distribution media: paper, Internet, local area network ("LAN"), wide area network ("WAN"), or CD ROM. These documents share common characteristics such as multiple authors, controlled revisions and long life cycles. Interleaf 6 automates complex document processes by providing tools for creating and maintaining documentation. By leveraging 32-bit operating environments, Interleaf 6 can execute rapid changes across large document collections, maintaining cross references, autonumbering and pagination.

     Foreign language versions of Interleaf 6 are available in French, Italian and German. In Japan, the Company markets Interleaf 5 in the Kanji language, which uses Interleaf's proprietary user interface. Interleaf 6 is sold in modules. In the United States, the base module is priced at $2,500 and the complete package is $12,000. Interleaf 6 is subject to volume price discounts, depending on the amount committed to by a customer.

     WORLDVIEW. WorldView is a comprehensive electronic document distribution system which enables customers to transform various types of electronic data into collections of interrelated information for distribution online, by CD ROM, diskette or other media type for viewing on PC's and Workstations. Customers may merge and assimilate documents ranging from single page reports to thousands of pages of documentation that may originate in different formats and different applications throughout an organization, thereby allowing customers to build comprehensive electronic distribution applications designed specifically for their document processes. WorldView also offers the ability to enhance information with formatting, structure, graphical road maps and access tools.

The Company released its updated version of WorldView "WorldView 2.0" in June 1994, which added the ability to view 24-bit color and the documents' underlying structure, and in December 1994, released WorldView 2.0 for Japanese, supporting the Kanji language. These products have a list price starting at $195 in the United States. WorldView Press, the tool that customers use to prepare their documents created by either Interleaf or non-Interleaf authoring tools, for electronic viewing, starts at $10,000. WorldView is subject to volume discounts. See, "Joint Venture" below.

     RDM. Interleaf's RDM is a product for use on PC's and Workstations that enables users to manage documents, whether created with Interleaf 6 or other authoring products, in large document databases. RDM manages documents through the creation, revision, and approval process. It provides users with a central document repository that manages document workflow, security, relationships and revisions, particularly relevant in regulated and quality driven processes. Aimed at the enterprise versus the workgroup, this product has a list price starting at approximately $45,000 in the United States.

     INTELLECTE. This product combines RDM, WorldView and optionally Interleaf 6, with implementation services, for complex document management projects. Since many document management implementation projects require the integration of workflow, authoring, viewing with document management tools, Intellecte enables customers to adopt this integration package in a standard format. The Intellecte service offering tailors the integrated system to the customer's specific environment. In the United States, Intellecte is priced at $175,000, including a package of services.

     CYBERLEAF. This product was introduced in November 1994 and enables customers to publish documents on the Internet. Customers use Cyberleaf to transform word processing files into Internet webs, ready to be viewed by standard web browsers on the World Wide Web. Cyberleaf provides a complete web production environment so information can be maintained in a single source. This product has a price of $795 in the United States.

     AVALANCHE. These products include Avalanche FASTTAG, which provides structure to documents and filters them into Standard General Markup Language ("SGML") and word processing formats. Avalanche SGML HAMMER is a toolkit for converting SGML documents between Document Type Definitions ("DTDs") and filtering them into other formats so they can be used by word processors. In the United States, the price for these products run from $3500 to $4000, depending on platform.

     All of the Company's core software products support documents in SGML format. SGML is a standard to facilitate document interchange and is the basis for Hypertext Markup Language ("HTML"), the data form for Internet World Wide Web publishing.

     SERVICES. The Company continues to implement its services strategy of providing consulting and training to its customers to enable them to fully utilize their Interleaf core software products. During the fiscal years ended March 31, 1995, 1994 and 1993, worldwide revenues from services were approximately $22.6 million, $19.6 million, and $19.7 million respectively, representing approximately 26%, 18% and 17% respectively, of the Company's total revenues.

     MARKETS AND CUSTOMERS. Interleaf has historically directed its marketing efforts primarily to the technical documentation segment of the marketplace within the aerospace/defense industry. Due in large extent to the extensibility of Interleaf 6, RDM and WorldView products, the Company has been diversifying into document management systems with emphasis on vertical markets, such as discrete and process manufacturing, telecommunications, pharmaceuticals, and financial services. The Company also sells directly into the MIS departments of these customers, and not only into dedicated technical publishing environments. Customers in these new markets require software products from the Company that create, manage and disseminate document based information to meet their specific applications.

SALES AND DISTRIBUTION

     United States. In the United States, Interleaf distributes its software products and customized services through direct and alternate channels.

     DIRECT CHANNEL. Currently, the Company sells its software products and consulting services to customers primarily through its direct sales force. Since the start of fiscal 1993, the Company has had a telesales operation at its corporate offices to supplement its direct sales force.

     The consulting services are performed by consulting engineers working out of the Company's direct sales offices or corporate headquarters.

     DIRECT SALES/SERVICES. In the United States, the Company employs approximately 186 persons engaged in direct sales, sales support, and services activities. Services includes employees engaged in project management, customized services and pre sales activities. Interleaf maintains sales and service offices in 8 United States locations.

     ALTERNATE CHANNELS. The Company has entered into agreements with a number of value added resellers to market and distribute its software products. Currently, the Company has approximately 140 resellers in the United States who resell its software products. During the fiscal year ended March 31, 1995, domestic revenues attributable to VAR sales totaled approximately 6% of the domestic revenues, compared with 3% of the domestic revenues in both fiscal 1994 and fiscal 1993.

     Overall, domestic revenue from the direct and alternate channels, including services and customer support, accounted for approximately $57 million for the fiscal year ended March 31, 1995, representing approximately 65% of the Company's revenues for such year, compared with approximately $68 million or 61% of total revenues for fiscal 1994, and $69 million or 59% of total revenues for fiscal 1993.

     INTERNATIONAL. The Company primarily markets its software products and specialized services in Canada and Europe through its wholly owned subsidiaries. In Italy, however, Interleaf products are sold exclusively through Interleaf Italia S.r.l. The Company has an equity interest of approximately 30% in Interleaf Italia S.r.l., and has the right to purchase the remaining equity at a formula price based upon investment by the other shareholders in such entity, as well as its sales and profitability. Since April 1989, Interleaf has been selling its products in Latin America through Interleaf Americas, Ltd., an exclusive distributor. The revenues from Interleaf Americas have been insignificant.

     In July 1991, the Company acquired Interleaf GmbH, its exclusive distributor for Germany, Austria and Spain. In November 1992, the Company terminated its exclusive distributor in Australia and New Zealand, and started a new subsidiary in February 1993, to sell directly in these countries. In April 1993, the Company terminated its exclusive distributor in Asia, and now markets and distributes its software products through non-exclusive distributors in Asia (excluding Japan).

     In August 1992, Interleaf established a wholly owned subsidiary in Japan to market the Company's Japanese language products. This subsidiary has been primarily selling through Japanese distributors and resellers who have significant services capabilities, and not directly to end users as the Company generally does outside of Japan.

     Sales and support offices for these non U.S. entities are maintained in nearly all major European cities; the Company also has offices in Ottawa, Ontario, Tokyo, Japan and Sydney and Melbourne, Australia.

     Overall, international sales, including services and customer support, accounted for approximately $31 million for the fiscal year ended March 31, 1995 or 35% of total revenues, compared with approximately $43 million or 39% of total revenues for fiscal 1994, and $48 million or 41% of total revenues for fiscal 1993. As of March 31, 1995, 178 employees work in the Company's international operations, including 16 in customer support.

JOINT VENTURE

     On behalf of its joint venture ("Venture") with PruTech Research and Development III ("PruTech"), the Company markets WorldView for use on PC's using the DOS operating system and mainframes, and also its Computer Aided Logistics Standards ("CALS") technology, a U.S. Defense department standard for the electronic dissemination of documents. See "Product Development and Engineering" below. Since October 1, 1991, PruTech is allocated all of the profits from this Venture up to 30% of sales of these products. In respect to distributable cash, PruTech receives 86% of all cash distributed by the Venture. The Company could lose its right to market these products or competing products if PruTech elects to buy out the Company's interest in the Venture at a formula based upon 10 times the Venture's previous quarter's profit. In fiscal 1995, 1994 and 1993, the Company's net revenues were $.4 million, $2.1 million and $1.3 million respectively from these products. In March 1994, PruTech filed an arbitration action against the Company contesting the Company's operation of the Venture alleging that it is entitled to mandatory cash distributions of 30% of the Venture's revenues and that Venture-owned technology was used in the Company's other products. The Company believes these allegations to be without merit and that the results of the arbitration proceedings will not have a material adverse effect on the Company's operations.

CUSTOMER SUPPORT

     Many of Interleaf's customers enter into customer support agreements. The Company employs 36 persons in customer support at its corporate headquarters, and approximately 16 outside the United States. Each customer who has entered into a standard support contract receives telephone access to the Company's customer support staff and bug fixes and upgrades to Interleaf products covered under the support contract. Worldwide revenues from customer support were $30.7 million, representing approximately 35% of total revenues for fiscal year ended March 31, 1995, compared with $30.7 million or 28% of total revenues for fiscal year ended March 31, 1994, and $30.9 million, or 26% of total revenues, for the fiscal year ended March 31, 1993.

     In the United States, the price for standard support for Interleaf 6 is approximately $500 per year, or approximately 20% of its list price, generally paid annually in advance, with the price increasing to $2,440 per year for Interleaf 6, with all options. Prices for support of the Company's WorldView product is listed at 15% of end-user price depending upon the configuration, with support for the Company's RDM product being priced at approximately 15% of end-user price. If non-standard support by a customer is required, prices will vary substantially.

PRODUCT DEVELOPMENT AND ENGINEERING

     The software industry is characterized by rapid technological change which requires the continuing enhancement of existing products, development of new products and the porting of these products to new hardware platforms, operating systems, and to various industry standard graphical user interfaces and operating systems: (1) Motif-Registered Trademark-, (2) Windows DOS, (3) Windows NT and (4) Windows 95. During fiscal 1995, the Company completed its Motif port of Interleaf 6 and continued to expend significant engineering resources to enable Interleaf 6 to operate on the Windows NT and Windows 95 operating systems which it expects to complete in fiscal 1996. The Company also expects to complete porting its WorldView and RDM products to operate on the Windows NT operating system in fiscal 1996.

     The Company completed a Japanese version of RDM in December 1993 and completed the Japanese version of WorldView in fiscal 1995.

     The Company will also continue to support standards that are emerging in the government and commercial sectors for text exchange ("SGML"), graphics, ("IGES" and "CGM"), encoding scanned images ("TIFF" and "CCITT"), and media interchange ("1840A Tape Interchange") that allow for the electronic interchange of documents within companies and government. The Company has begun integrating SGML with the Company's core software products, Interleaf 6, WorldView and RDM. In connection with this initiative, the Company acquired Avalanche Development Company in June 1993, a leading developer of SGML products, to accelerate the Company's movement toward SGML, for a cash purchase price of approximately $5.5 million.

     The United States Department of Defense is promulgating its specific standards for these filters as part of its CALS initiative. The Company has historically supported emerging CALS standards; however it has not realized significant revenue from CALS due in part to the slow acceptance of this technology and the decline in U.S. defense spending.

     During the fiscal years ended March 31, 1995, 1994 and 1993, the Company's product development and engineering expenses, including the amortization of software development costs, were approximately $22.1 million, $21.2 million, and $20.0 million respectively, representing 25%, 19%, and 17% respectively, of the Company's total revenues. As of March 31, 1995, the Company had 167 employees engaged in product development and engineering.

MANUFACTURING

     The Company's manufacturing operations are engaged in the duplication of tapes and diskettes, assembling, and final packaging.

BACKLOG

     The Company generally manufactures its software on the basis of its forecast of near-term demand and generally ships to end users within 30 days after receipt of the order. Consequently, the Company's product backlog at this time is not indicative of future sales levels. The Company does not regard the amount of backlog at any time to be material to a current understanding of its business. As the Company continues to expand its solutions business, which combines products and services, project back-logs are expected to develop which may be significant to understanding the business.

COMPETITION

     The electronic publishing, viewing, and document management markets are highly competitive. Interleaf competes with a number of companies and expects that other companies not currently in the electronic publishing, viewing, and document management market may introduce competing products.

     At the low end of the electronic publishing market, the Company competes with Frame Technology Corporation. Principal competitive factors include product functionality, customer support, ease of use and price. In addition, several companies, including Aldus, Inc. (owned by Adobe Systems, Inc.), Novell, Inc., Lotus Development Corporation, and Microsoft Corporation, offer lower-priced products which operate on personal computers and provide integrated text and graphics capabilities. In the electronic viewing market, the Company competes with Adobe Systems, Inc. and numerous other smaller firms. In the document management market, the Company competes with numerous smaller companies.

     The Company believes that its core products, integrated with each other, blended with specialized services, used across different hardware platforms, are its principal competitive advantage in a market that is fragmented with many companies offering only separate parts of a solution. The Company also believes that its ability to provide integrated document management solutions for targeted markets will increasingly distinguish the Company from its competitors.

EMPLOYEES

     As of March 31, 1995, the Company, worldwide, employed 674 full-time employees, of whom 167 were employed in research and development, which includes quality assurance and technical documentation, 186 in domestic sales operations, including services, 36 in domestic customer support, 41 in corporate marketing, 66 in finance and administration, and 178 in the Company's international operations. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in demand throughout the industry. None of the Company's employees are represented by a labor union. Interleaf believes that its employee relations are good.

PRODUCT PROTECTION

     The Company relies on a combination of trade secret, patent, copyright and trademark laws, license agreements and technical measures to protect its rights in and to its software. Although the Company's license agreements prohibit disclosure of the proprietary aspects of its products, it is technically possible for competitors to copy aspects of its products in violation of the Company's rights. INTERLEAF, Intellecte, Cyberleaf, FASTTAG and SGML HAMMER are registered trademarks of the Company; WorldView and RDM are trademarks of the Company.

     The Company believes that, because of rapid technological change in the software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of employees as well as name recognition.

ITEM 2. PROPERTIES

     The Company's principal executive, administrative and research and development operations are located in an approximately 142,000 square-foot portion of a building in Waltham, Massachusetts, which the Company occupies under a lease expiring in December 2000.

     The Company also leases sales and support offices in 8 locations in the United States and 15 foreign locations for its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company are listed below:

MARK H. CIEPLIK, 40, joined the Company as Vice President, Americas, in May 1995. Prior to that date, he was employed by System Software Associates, Inc. ("SSA"), a developer of manufacturing software, from December 1991, serving as Director of North American Branch Operations and Major Account Sales. Before joining SSA, he served in various senior sales management positions with IBM, starting in 1975, most recently serving as Director of Sales commencing in 1988.

FREDERICK J. EGAN, 48, has served as Vice President, Asia/Pacific/Japan from March 1989; prior to that date he was Vice President for Third Party Operations from June 1985. Mr. Egan joined the Company in 1983.

PAUL ENGLISH, 31, joined the Company as a Member of the Technical Staff in February of 1989, and was promoted to Director of Product Development in September 1992. In November 1993 he was promoted to Vice President of Engineering, and became an executive officer in March 1994. He was promoted to Sr. Vice President of Engineering in June 1994 and named Sr. Vice President, Product Management in January 1995.

STEPHEN J. HILL, 39, joined the Company in May 1993, as General Manager of the Company's UK subsidiary, and was promoted to Vice President, Europe in June 1994. Prior to joining the Company, Mr. Hill was employed by Oracle Development Corporation, a software developer of data-base products from 1988 in various senior management positions, where he had most recently been General Manager -- Major Accounts, of Oracle Development Corporation UK Ltd. from January 1990.

ED KOEPFLER, 46, joined the Company as President, Chief Executive Officer and Director, in November 1994. Prior to joining the Company, Mr. Koepfler was employed by System Software Associates, Inc., a developer of manufacturing software, from August 1985 in various senior operational and sales management positions, serv-ing as its Vice President for North American Operations from January 1992 to November 1994, and Vice President of Operations from January 1989 to December 1991.

G. GORDON M. LARGE, 55, became Executive Vice President and Chief Financial Officer of the Company in June 1995. Prior to joining the Company, Mr. Large was Executive Vice President and Chief Financial Officer of Card Establishment Services, Inc. ("CES"), a merchant credit card processor, and its parent, CESI Holding, Inc. ("CESI"). Mr. Large joined CES and CESI as Senior Vice President, Strategic Planning and Business Development in October 1993, and became Chief Financial Officer in December 1993 and Executive Vice President in February 1994. Previously, Mr. Large served as Senior Vice President and Chief Financial Officer of Systems Center, Inc., a systems software company, from February 1992 until July 1993. From December 1988 until June 1991, Mr. Large was Chief Financial Officer of Pansophic Systems, Incorporated, a systems and applications software company, also serving as Vice President from December 1988 until June 1990 and Senior Vice President from June 1990 until October 1991.

BOB MAHER, 43, joined the Company as Vice President, Technology in May 1994, and was elected an executive officer in June 1995. Prior to joining the Company he was employed by Autodesk Development, Inc., a developer of engineering and CAD-CAM software, as Manager of the European Software Center from June 1993 to
May 1994. Prior to joining Autodesk, from June 1991 to June 1993, Mr. Maher was employed by Borland International, a developer of personal computer application software, as Manager of Workgroup Software. Prior to joining Borland, Mr. Maher was employed by Lotus Development Corporation, a developer of personal computer application software, in various engineering management positions, most recently serving as Director of Software Development from 1988 to June 1991.

There is no family relationship among the foregoing individuals.

Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

          The Company's common stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol LEAF. On May 31, 1995, there were 1,150 holders of record of the Company's common stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.

          The following summarizes the market range for the Company's common stock for each quarterly period during the years ended March 31, 1995 and 1994:

QUARTER ENDED                              JUNE 30             SEPTEMBER 30       DECEMBER 31       MARCH 31          YEAR
- -----------------------------------------------------------------------------------------------------------------------------
FISCAL 1995
Common stock prices
High                                       7 1/2               4 7/8              4 5/8             6                 7 1/2
Low                                        5                   2 1/2              3 1/4             2 7/8             2 1/2
Close                                      5 1/4               4 3/8              3 1/2             4 7/8             4 7/8
- -----------------------------------------------------------------------------------------------------------------------------
FISCAL 1994
Common stock prices
High                                       9 7/8               8 7/8              8 1/4             8 3/4             9 7/8
Low                                        6 7/8               6                  4 7/8             6 3/8             4 7/8
Close                                      8 5/8               6                  7 5/8             6 3/4             6 3/4
- -----------------------------------------------------------------------------------------------------------------------------

          The Company has never paid cash dividends. The Company is restricted from paying cash dividends during the term of its credit agreement.

ITEM 6. SELECTED FINANCIAL DATA


(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
YEAR ENDED MARCH 31                                      1995 a          1994 b            1993           1992 c            1991
- ----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                          $87,856        $111,229        $117,341         $100,299         $84,318
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       (48,362)         (8,448)          9,303            5,984          (1,278)
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                               (3.47)          (0.63)           0.55             0.38           (0.11)
- ----------------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income (loss)
  per share                                              13,938          13,384          16,836           15,704          11,956
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                                             50,793          96,884          99,519           87,573          71,711
- ----------------------------------------------------------------------------------------------------------------------------------
Long term obligations                                       625           1,565           1,857            2,559           3,048
- ----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                               10,615          56,632          63,126           52,108          44,731
- ----------------------------------------------------------------------------------------------------------------------------------
Common stock outstanding                                 14,203          13,631          13,064           12,434          12,065
- ----------------------------------------------------------------------------------------------------------------------------------

          a. Fiscal 1995 results include a $17.2 million charge for the write-down of intangible assets, a $7.1 million charge for restructuring of the Company's worldwide operations, and a $1.9 million charge for revaluation of the Company's deferred tax asset.

          b. Fiscal 1994 results include a $4 million charge for acquired research and development in connection with the acquisition of Avalanche Development Company in June 1993, a $3 million charge for restructuring of the Company's worldwide operations, and a $1.9 million benefit upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective April 1, 1993.

          c. Fiscal 1992 results include the impact of the acquisition of Interleaf GmbH in July 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          OVERVIEW: During 1995, significant changes in the management team, operations and cost structure of Interleaf were made in an effort to position the Company to compete more effectively in its markets.

          In the first quarter of fiscal 1995, the Company experienced a significant decline in revenue from the prior fiscal quarter which resulted in a loss of $8.2 million. During the second fiscal quarter, changes in the management team began and a corporate-wide restructuring was initiated, for which the Company recorded charges of $7.1 million to cover the cost of terminating employees and the reduction of facilities. Headcount was reduced 25%, from 895 employees at the end of fiscal 1994, to 674 at the end of fiscal 1995. Facilities were reduced by closing or consolidating 19 sales offices. As a result of the restructuring program, cost savings are expected to be $13-15 million per year. The Company also recorded a charge of $1.9 million related to a revaluation of its deferred tax asset. In the fourth quarter, in conjunction with the fiscal 1996 business planning process, the new management team completed a strategic and operational review of the Company's distribution channels, sales and marketing processes, investments in new product development, customer support operations and the internal systems requirements to sustain and grow the Company. As a consequence of this review and resulting changes in business practices and strategies, the Company evaluated the carrying values of its assets in light of its new business model. This evaluation resulted in a write-down of goodwill relating principally to certain non-U.S. operations of $15.2 million. The Company also wrote-off $3.2 million of capitalized software costs for projects discontinued in the fourth quarter or for which revenue projections no longer adequately support the capitalized amounts. Additional information on these events is discussed below and in notes 3 and 7 to the consolidated financial statements.

          As a result of management's actions discussed above, revenues have remained relatively constant since the second fiscal quarter of 1995. Management's plan for 1996 is to achieve profitability during the second half of the year based on conservative revenue growth projections and the realization of the full benefits from the restructuring program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF FISCAL 1995 TO 1994

          REVENUES: Total revenues were $87.9 million, representing a decrease of $23.4 million, or 21%, from 1994. During this period, software product revenue declined $26.3 million, or 43%, to $34.6 million from $60.9 million in 1994. Partially offsetting this decline was a $3 million, or 15%, increase in services revenue.

          The decline in software products revenue primarily resulted from reductions in sales of the Company's sophisticated document creation products (Interleaf 5 and 6) reflecting saturation for high-end publishing products in the aerospace/defense market and the lack of an effective reseller distribution channel to penetrate other market segments. Also contributing to this decline was the delayed shipment of products which support the Windows operating environment. Overall, 1995 sales of document creation products decreased by approximately $19.1 million from 1994.

          Revenue for the Company's document management (RDM) and document distribution (WorldView) products also declined by $7.2 million from 1994, primarily due to prolonged proof of concept projects and, to some degree, to a disruption in the long selling cycles required for these complex products created by the Company's restructuring program.

          Also contributing to the decline in the Company's product revenues was the lack of large multi-year procurements in 1995 as the Company began changing its business practices and strategies, as discussed above, and the marketplace saturation discussed above. In 1994, these orders represented approximately 20% of product revenue.

          Maintenance revenue, consisting of providing telephone support and upgrades to the Company's software products, remained stable at approximately $31 million for each of the years 1995 and 1994. This is largely attributable to renewals from large, long-term customers primarily in the aerospace/defense industry. The services businesses, which include consulting and training, improved as a result of price increases and an increased demand for the Company's expert services to implement document management solutions. The Company expects these services will help leverage software product sales in the future.

          Revenues from the Company's international operations declined to 35% of total revenues in 1995 from 38% in 1994, primarily due to a $12.9 million decline in software products revenue. This decline was partially offset by increases in maintenance and services revenues of $1.2 million.

          COSTS AND EXPENSES: Costs of products increased primarily due to amortization of capitalized software development costs, which increased slightly from fiscal 1994, and a $1.2 million write-down of certain capitalized software development costs to net realizable value. The write-down was largely attributable to revenue projections which no longer adequately supported the remaining capitalized amounts. Also contributing to the high costs of products was fixed overhead costs and certain time-based royalty agreements. Maintenance costs decreased due to reduced headcount from the Company's restructuring program. Cost of services declined $1 million even though there was a $3 million increase in services revenues. This is largely attributable to improved operational effectiveness primarily related to increased utilization of consultants and price increases put into effect in the second quarter of fiscal 1995.

          Selling, General and Administrative (SG&A) expenses decreased $3.7 million from 1994. This decrease began in the third quarter of fiscal 1995 and resulted primarily from the Company's restructuring program which reduced headcount and facility costs in these areas.

          Research and Development (R&D) reflects the Company's continued investment in new and improved products. Total expense was $16.9 million, or 19% of revenues in 1995 compared to $17.3 million, or 16% of revenues in 1994. During 1995, the Company developed and began shipping Intellecte, Cyberleaf and WorldView for Japanese, all new products. In the second fiscal quarter of 1996, the Company expects to ship its Windows-based publishing products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The write-down of intangible assets, discussed above, included costs primarily related to the unamortized balance of goodwill of $15.2 million which was incurred in the Company's acquisitions of its exclusive distributors in Germany, France and Canada. Also included in the write-down of intangible assets was approximately $2 million of capitalized software development costs, which was largely attributable to the Company's decision in the fourth quarter of fiscal 1995 to discontinue development work to port its publishing products to the Windows 3.1 operating system, a 16-bit operating system, in order to concentrate on development efforts related to the Windows 95 and Windows NT operating systems, which are 32-bit operating systems.

          NET LOSS: In addition to the items discussed above, 1995 results of operations were negatively impacted by the decision to provide a 100% valuation reserve on a deferred tax asset of $1.9 million. This asset, which pertained to anticipated benefits to be derived from research and development tax credit carryforwards, was recorded in fiscal 1994 as a result of the Company's adoption of SFAS No. 109, "Accounting for Income Taxes," and was fully reserved when an analysis of the Company's actual and anticipated operating results indicated that utilization of this asset was less likely than that required by SFAS No. 109.

          COMPARISON OF FISCAL 1994 TO 1993

          The Company incurred a net loss of $8.4 million in fiscal year 1994 on revenues of $111.2 million. This loss included a $4 million charge related to the acquisition of Avalanche Development Company and a $3 million restructuring charge, as well as a $1.9 million credit related to the Company's adoption of SFAS No. 109, "Accounting for Income Taxes." In fiscal year 1993, the Company earned $9.3 million on revenues of $117.3 million.

          REVENUES: Total revenues in 1994 declined $6.1 million, or 5%, from 1993 revenues of $117.3 million. This decline was nearly all related to the reduction in software product sales.

          In 1994, the Company's publishing product, Interleaf 5 had a major decline in revenue of $15 million from 1993; the decline was primarily attributable to the decline of purchases by the aerospace/ defense sector, historically the Company's largest customer base and the lack of an effective reseller distribution channel. This significant revenue decline was only partially offset by the strong revenue growth in the Company's document distribution (WorldView) and document management (RDM) products which increased $9 million during 1994.

          The Company's maintenance business remained stable as revenues totalled $30.7 million for 1994 compared with $30.9 million in 1993.

          The Company's services revenues, which include consulting and training, totaled approximately $19.6 million in 1994 and were relatively constant compared with 1993.

          COSTS AND EXPENSES: Costs of services were $20.6 million and increased approximately $3 million, or 16%, from 1993. The increased expense was attributable to establishing the services' infrastructure (people and methodology tools) to adequately support anticipated growth and to leverage the integrated document management systems business.

          Selling, General and Administrative expenses increased by approximately $3 million over 1993. This increase was attributable to the expansion of the Company's Japanese subsidiary, which added approximately $2 million in expenses, and the addition of $1.1 million in expenses from the Company's Avalanche subsidiary, acquired in June 1993.

          The Company increased its level of investment in research and development as expenses grew by $1 million over 1993 levels. The percentage of revenues utilized in this activity increased to 16% in 1994 from 14% in 1993. This is due to the Company's increased support for all major workstations, in most of the major geographical markets and to begin the development process to port its core creation products to the Windows operating system.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company recorded a restructuring charge in September 1993 to consolidate operations and reduce headcount by approximately 50 people, primarily in Canada and Germany. This action generated savings of $4 million per year.

          Also during the year, a $4 million charge was incurred, representing purchased research and development costs, arising from the acquisition of Avalanche Development Company.

          NET LOSS: In addition to the items discussed above, 1994 results of operations were impacted by the Company's adoption of SFAS No. 109, "Accounting for Income Taxes," resulting in income in the form of a cumulative effect of a change in accounting principle of $1.9 million. This amount represented the Company's estimate of research and development tax credit carryforwards that it considered probable of realization based upon anticipated levels of federal taxable income over the next several years, which was within the expiration of the carryforward period. As a result, the Company had a net loss of approximately $8.45 million in 1994 compared with net income of $9.3 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

          The Company ended the year with $10.4 million of cash and cash equivalents. Of this amount, $1.8 million was designated to liquidate collateralized capital lease obligations. These lease obligations were liquidated in April 1995. This cash position was significantly below the prior year's ending balance of $23.4 million and was the result of the poor profit performance in 1995, capital expenditures and the costs incurred for the restructuring program, which required approximately $5.6 million of expenditures related to severance and facility closings. The Company's cash position was favorably impacted during the year as a result of better receivable collections. The Company's days sales outstanding (DSO) improved by over 20%, from 109 days at March 31, 1994 to 86 days at March 31, 1995. The Company incurred $4.8 million of capital expenditures in 1995, down from $5.2 million in 1994. In fiscal 1996, the amount of capital expenditures will be significantly lower. Excess cash, as available, is invested in short term money market funds having a maturity of less than 90 days.

          In May 1995, the Company obtained a revolving line of credit of up to $10 million from a major commercial lender. The credit agreement limits borrowing based on certain financial criteria and contains restrictive covenants which are discussed in Note 4 to the consolidated financial statements. When the agreement was signed, the amount available for borrowings was approximately $5.2 million.

          Management believes the Company's current cash position and borrowing availability are sufficient to sustain planned operations throughout fiscal 1996. In addition, as the result of a comprehensive 1996 business planning process, management has identified interim revenue objectives which, if not substantially met, will generate spending reductions adequate to sustain operations throughout the year.

          The Company's capital requirements beyond fiscal 1996 will be determined by management's relative success in implementing its strategic and operating vision. Typically, profitable software companies are able to generate sufficient cash from operations to meet moderate growth requirements. Should operating results warrant the need for additional financing, such financing may be sought from financial institutions, the capital markets or strategic partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INTERLEAF, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and schedules of Interleaf, Inc. and subsidiaries, and report, are included herein:

          Description                                                     Page
          -----------                                                     ----

Report of Management  . . . . . . . . . . . . . . . . . . . . . . . .      15

Consolidated Statements of Operations for the Years
Ended March 31, 1995, 1994, and 1993  . . . . . . . . . . . . . . . .      16

Consolidated Balance Sheets at March 31, 1995 and 1994  . . . . . . .      17

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended March 31, 1995, 1994, and 1993  . . . . . . . . .      18

Consolidated Statements of Cash Flows
for the Years Ended March 31, 1995, 1994, and 1993  . . . . . . . . .      19

Notes to Consolidated Financial Statements  . . . . . . . . . . . . .      20

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . .      29

Supplemental Financial Information  . . . . . . . . . . . . . . . . .      30

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . .      31

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF MANAGEMENT

          The financial statements, including all related financial information presented in the Annual Report, were prepared by management, and management is responsible for their fairness, integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles, include amounts that are based upon management's best estimates and judgement and incorporate accounting policies that are reasonable and prudent for the Company's business environment. The financial statements have been audited by our independent public accountants, Ernst & Young LLP, and their report is included elsewhere herein.

          The Company maintains accounting and control systems that are subject to modification based upon recommendations from Ernst & Young LLP. Management believes the internal control systems in use are sufficient to provide reasonable assurance that assets are safeguarded against material loss and are properly accounted for, and that transactions are properly recorded in the financial records used in preparing the financial statements.

          The Company has distributed throughout the organization its policies for financial control. Management believes that its policies and the monitoring of compliance with these policies provide reasonable assurance that its operations are adhering to prescribed financial policy.

          The Board of Directors carries out its responsibility for these financial statements through its Audit Committee, composed of nonemployee Directors. The Audit Committee reviews the financial statements before they are released for publication. The Committee meets periodically with the senior financial officers and Ernst & Young LLP. It reviews the audit scope, significant financial transactions, major accounting issues and recommendations of Ernst & Young LLP. Ernst & Young LLP has full and free access to the Audit Committee and meets with its members, with and without management being present, to discuss internal control, auditing and financial reporting matters.

         /s/ Ed Koepfler                          /s/ G. Gordon M. Large

         Ed Koepfler                              G. Gordon M. Large
         President                                Executive Vice President
         and Chief Executive Officer              and Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
YEAR ENDED MARCH 31                                                       1995                     1994                     1993
- ----------------------------------------------------------------------------------------------------------------------------------
REVENUES
Products                                                              $ 34,602                 $ 60,924                 $ 66,752
Maintenance                                                             30,652                   30,725                   30,923
Services                                                                22,602                   19,580                   19,666
- ----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                          87,856                  111,229                  117,341
- ----------------------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUES
Products                                                                10,878                    9,640                    8,516
Maintenance                                                              6,178                    6,918                    6,391
Services                                                                19,605                   20,577                   17,665
- ----------------------------------------------------------------------------------------------------------------------------------
Total costs of revenues                                                 36,661                   37,135                   32,572
- ----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                            51,195                   74,094                   84,769
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                                     55,283                   58,958                   55,831
Research and development                                                16,855                   17,332                   16,302
Charge for purchased research and development                                -                    3,985                        -
Write down of intangible assets                                         17,173                        -                        -
Restructuring expense                                                    7,109                    3,000                        -
- ----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                96,420                   83,275                   72,133
- ----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                          (45,225)                  (9,181)                  12,636
Other expense                                                           (1,019)                    (749)                  (1,007)
- ----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes and cumulative effect
  of change in accounting principle                                    (46,244)                  (9,930)                  11,629
Provision for income taxes                                               2,118                      418                    2,326
- ----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle                                              (48,362)                 (10,348)                   9,303
Cumulative effect of change in accounting
  principle accounting for income taxes                                      -                    1,900                        -
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $(48,362)                $ (8,448)                $  9,303
- ----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE

Income (loss) before cumulative effect of change
  in accounting principle                                             $  (3.47)                $   (.77)                $    .55
Cumulative effect of change in accounting principle                          -                      .14                        -
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        (3.47)                    (.63)                     .55
- ----------------------------------------------------------------------------------------------------------------------------------
Shares used in computing income (loss)
  per share                                                             13,938                   13,384                   16,836
- ----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS



(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
MARCH 31                                                                                          1995                      1994
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                     $ 10,441                   $23,364
Accounts receivable, net of reserve for doubtful
  accounts of $1,953 in 1995 and $1,169 in 1994                                                 22,766                    34,932
Prepaid expenses and other current assets                                                        2,122                     2,506
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                            35,329                    60,802
Property and equipment, net                                                                     11,058                    11,034
Intangible assets                                                                                3,801                    21,622
Other assets                                                                                       605                     3,426
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                  $ 50,793                   $96,884
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                              $  2,687                   $ 3,200
Accrued expenses                                                                                16,193                    18,197
Unearned revenue                                                                                15,649                    14,626
Other current liabilities                                                                        5,024                     2,664
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                       39,553                    38,687
Other liabilities                                                                                  625                     1,565
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                               40,178                    40,252
- ---------------------------------------------------------------------------------------------------------------------------------
Contingencies

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share,
  authorized 5,000,000 shares:
  Series A Junior Participating, none issued and outstanding
  Senior Series B convertible, issued and outstanding 1,728,573 in 1995
  and 1,785,715 in 1994 (liquidation value $7 per share)                                           173                       179
Common stock, par value $.01 per share, authorized 30,000,000 shares, issued and outstanding 14,203,027 in 1995 and
  13,630,657 in 1994                                                                               142                       136
Additional paid-in capital                                                                      67,382                    65,551
Retained earnings (deficit)                                                                    (57,269)                   (8,907)
Cumulative translation adjustment                                                                  187                      (327)
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                      10,615                    56,632
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 50,793                   $96,884
- ---------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


(IN THOUSANDS)                               PREFERRED                     ADDITIONAL       RETAINED                          TOTAL
                                          STOCK SENIOR         COMMON         PAID IN       EARNINGS          EQUITY  SHAREHOLDERS'
                                              SERIES B          STOCK         CAPITAL      (DEFICIT)      ADJUSTMENT         EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1992                        $214           $124         $61,682        $(9,762)          $(150)      $52,108

Net Income                                           -              -               -          9,303               -         9,303

Conversion of Senior Series B
  Convertible Preferred stock Into
  common stock                                     (21)             3              18              -               -             -
Common stock issued in connection
  with incentive stock options
  exercised by employees                             -              2             923              -               -           925
Common stock issued in connection
  with employee stock purchase plan                  -              2             884              -               -           886
Equity adjustment for foreign
  currency translation                               -              -               -              -             (96)          (96)
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1993                         193            131          63,507           (459)           (246)       63,126

Net loss                                             -              -               -         (8,448)              -        (8,448)

Conversion of Senior Series B
  Convertible Preferred stock into
  common stock                                     (14)             2              12              -               -             -
Common stock issued in connection
  with incentive stock options
  exercised by employees                             -              2             739              -               -           741
Common stock issued in connection
  with employee stock purchase plan                  -              1           1,293              -               -         1,294
Equity adjustment for foreign
  currency translation                               -              -               -              -             (81)          (81)
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1994                         179            136          65,551         (8,907)           (327)       56,632

Net loss                                             -              -               -        (48,362)              -       (48,362)

Conversion of Senior Series B
  Convertible Preferred Stock into
  common stock                                      (6)             1               5              -               -             -
Common stock issued in connection
  with incentive stock options
  exercised by employees                             -              2             660              -               -           662
Common stock issued in connection
  with employee stock purchase plan                  -              2           1,167              -               -         1,169
Common stock issued in connection
  with warrants exercised                            -              1              (1)             -               -             -
Equity adjustment for foreign
  currency translation                               -              -               -              -             514           514
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995                        $173           $142         $67,382        $(57,269)          $187        $10,615
- -----------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


(IN THOUSANDS)
Year ended March 31                                            1995                          1994                           1993
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)                                        $  (48,362)                    $  (8,448)                      $  9,303

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Cumulative effect of change in accounting principle               -                        (1,900)                             -
Charge for purchased research and development                     -                         3,985                              -
Write down of intangible assets                              17,173                             -                              -
Restructuring expense                                         7,109                         3,000                              -
Depreciation and amortization expense                        12,188                        10,544                         11,714
Loss from disposal of property and equipment                    261                           153                            137
Deferred income taxes                                         1,860                            89                            402
Changes in assets and liabilities, net of
  effects from company purchased:
  (Increase) decrease in accounts receivable, net            13,550                        (2,641)                        (2,380)
  Decrease in other assets                                     (610)                         (676)                        (1,075)
  Increase (decrease) in accounts payable and
    accrued expenses                                         (3,188)                        3,314                          1,056
  Increase in unearned revenue                                  439                         1,052                            971
  Decrease in other liabilities                              (5,333)                       (2,092)                          (522)
Other, net                                                     (385)                          (41)                            62
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          (5,298)                        6,339                         19,668
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in marketable securities                     -                          4,070                         (4,070)
Capital expenditures                                         (4,827)                       (5,232)                        (4,569)
Capitalized software development costs                       (3,831)                       (4,064)                        (4,034)
Payment for company purchased,
  net of cash acquired                                            -                        (5,342)                             -
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                        (8,658)                      (10,568)                       (12,673)
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    1,831                         2,035                          1,811
Property and equipment financing                                682                         1,375                          1,794
Repayment of long term debt and capital leases               (1,819)                       (2,254)                        (2,374)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                       694                         1,156                          1,231
- ----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange-rate changes on cash                         339                            35                            (51)
- ----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (12,923)                       (3,038)                         8,175
Cash and cash equivalents at beginning of year               23,364                        26,402                         18,227
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $10,441                       $23,364                        $26,402
- ----------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S

N O T E  1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------------------
PRINCIPLES OF       The consolidated financial statements include the accounts
CONSOLIDATION       of Interleaf, Inc. and its subsidiaries. All significant
                    intercompany balances and transactions have been eliminated in consolidation. Interleaf, Inc. and its subsidiaries are collectively referred to as the "Company."
- --------------------------------------------------------------------------------
REVENUE             The company recognizes revenue from the license of software
RECOGNITION         upon delivery of the software product to the customer's
                    place of business or to another site specified by the customer. If a software license includes insignificant obligations, a pro-rata portion of the revenue is deferred and recognized ratably as the obligations are met or upon completion. If a software license includes significant obligations, revenue is recognized, depending upon the nature of the obligations, upon fulfillment of the obligations or ratably, as the earnings process related to segments of the agreement are completed. The Company recognizes revenue only when collection of payments is more than reasonably assured. Revenue is not recognized if payments are due more than one year from the balance sheet date.

                    Maintenance revenues are recognized ratably over the contract period or as the services are performed.

                    Services revenues are primarily recognized as the Company successfully performs the obligations specified under agreements with its customers on either a time and material basis or as contract phases are completed.

                    Unearned revenue represents the remaining amount of revenue to be recognized in future periods primarily related to maintenance and service contracts.

                    The Company generates revenue from sales of its products
                    and services to a large number of customers across
                    different industries and diverse geographic areas. Credit
                    is extended based on evaluation of the customer's financial condition and collateral is not required. Credit losses
                    have been incidental to the Company's operations.
- --------------------------------------------------------------------------------
CASH AND CASH       Cash equivalents, consisting primarily of bank notes,
EQUIVALENTS         commercial paper and treasury bills, represent highly
                    liquid investments with maturities at date of purchase of three months or less.

                    At March 31, 1995, the Company has approximately $1.8
                    Million of cash designated to liquidate capital lease
                    obligations.
- --------------------------------------------------------------------------------
PROPERTY AND        Property and equipment are stated at cost. Depreciation and
EQUIPMENT           amortization are determined on the straight-line method
                    over the estimated useful lives of the related assets. The estimated useful lives generally range from 3 to 5 years.
                    Expenditures for repairs and maintenance are charged to
                    operations as incurred.
- --------------------------------------------------------------------------------
INTANGIBLE ASSETS   Intangible assets include the excess of the purchase price over the fair market value of the net assets of the acquired business (goodwill) and capitalized software development costs.

                    Goodwill is amortized over periods ranging from 15 to 25 years. The Company continually evaluates whether events or changes in circumstances have occurred that indicate the remaining estimated useful life of goodwill should be revised or that the remaining balance may not be recoverable.

                    Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established, after which remaining software development costs are capitalized and amortized beginning when the product is available for general release to customers. The amortization included in product costs of revenue is the greater of the amount computed using the ratio of current gross revenues to total current and anticipated gross revenues, or straight-line over the estimated remaining useful life of the product not to exceed three years. The Company continually compares the unamortized portion of capitalized software development costs of a product to the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is written-off.

                    See Note 3 for discussion of intangible asset write-downs that occurred during the year ended March 31, 1995.

- --------------------------------------------------------------------------------
FOREIGN CURRENCY    The translation of assets and liabilities of foreign
TRANSLATION         subsidiaries is made at year-end rates of exchange, and
                    revenues and expenses are recorded at average rates of exchange. The resulting translation adjustments are excluded from net income and are accumulated as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses from transaction adjustments are reflected in operations and are not material.

- --------------------------------------------------------------------------------
INCOME (LOSS)       Per share amounts are calculated using the weighted average
PER SHARE           number of common shares and common share equivalents
                    outstanding during periods of net income. Common share equivalents are attributable to stock options, common stock warrants and convertible preferred stock. Per share amounts are calculated using only the weighted average number of common shares outstanding during periods of net loss. Fully diluted earnings per share is not materially different from reported primary earnings per share.

- --------------------------------------------------------------------------------
BASIS OF            Certain 1993 and 1994 amounts have been reclassified to
PRESENTATION        conform to the 1995 method of presentation.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S  ( C O N ' T )

N O T E  2  PROPERTY AND EQUIPMENT

            Property and equipment at March 31 consisted of the following:


(IN THOUSANDS)                                                         1995                1994
- ------------------------------------------------------------------------------------------------
Office, demonstration and other equipment                           $29,492             $27,577
Development equipment                                                12,753              11,147
Furniture                                                             4,766               4,455
Leasehold improvements                                                  823                 701
- ------------------------------------------------------------------------------------------------
                                                                     47,834              43,880
Less allowances for depreciation and amortization                    36,776              32,846
- ------------------------------------------------------------------------------------------------
                                                                    $11,058             $11,034
- ------------------------------------------------------------------------------------------------


N O T E  3  INTANGIBLE ASSETS

          During the year ended March 31, 1995, the Company recorded a write-down of intangible assets principally associated with goodwill and capitalized software development costs. The charge to write-down goodwill was approximately $15.2 million primarily related to the Company's acquisitions in prior years of its exclusive distributors in Canada, France, and Germany. During fiscal 1994, these subsidiaries began to experience declines in profitability. To improve the profitability of its international operations, the Company implemented a restructuring program in September 1993. The Company's operations continued to perform below expectations during fiscal 1995. Further headcount and consolidation of facilities were implemented in these subsidiaries as part of the Company's worldwide restructuring program in the second quarter of fiscal 1995 (see Note 7). In conjunction with the fiscal 1996 planning process, the Company's new management team completed a strategic and operational review of all operations. As a consequence of this review, management determined in the fourth quarter of fiscal 1995 that there was a permanent impairment in the Company's carrying value of its goodwill. This was based on the continued deteriorating operating results in Canada, France, and Germany; the need to recapitalize certain of these subsidiaries; and an assessment that the factors which contributed to the valuations at the time of the respective acquisitions were no longer in evidence. The Company discounted the expected future cash flows from these subsidiaries and determined that the goodwill had no future value.

          The charge to write-down capitalized software development costs and related other assets was approximately $3.2 million. Of this total, $2 million was primarily related to the cancellation of software development projects associated with the Company's decision to discontinue development efforts related to the Windows 3.1 16-bit operating system to concentrate on development for the Windows 95 and Windows NT 32-bit operating systems. The remaining $1.2 million write-down to net realizable value, included in product costs of revenue, related to revenue projections which no longer adequately supported the capitalized amounts associated with certain older software products.

          Goodwill, net of amortization, was zero and $15,435,000 at March 31, 1995 and 1994, respectively. The unamortized portion of capitalized software development costs was $3,801,000 and $6,187,000 at March 31, 1995 and 1994, respectively. Amortization and write-down to net realizable value of capitalized software development costs was approximately $5,261,000, $3,870,000, and $3,671,000 for the years ended March 31, 1995, 1994, and 1993, respectively.

N O T E  4 DEBT

          In May 1995, the Company obtained a committed, revolving line of credit of up to $10 million. The credit agreement also provides for the issuance of letters of credit of up to $2 million. Borrowings from the line of credit bear interest at the higher of 9% or prime rate plus 2% and are secured by substantially all domestic assets of the Company. Outstanding letters of credit bear interest at 2%. Borrowings under the credit agreement are based upon the level of eligible North American accounts receivable, modified by the previous quarter's cash collections. When the agreement was signed, the amount available for borrowings was approximately $5.2 million. The agreement contains certain financial covenants relating to the Company's current ratio, tangible net worth, and working capital, as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments.
                                       21

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S  ( C O N ' T )

N O T E  5  ACCRUED EXPENSES

     Accrued expenses at March 31 consisted of the following:


(IN THOUSANDS)                                    1995                1994
- ---------------------------------------------------------------------------
Accrued compensation and related items         $ 4,785             $ 6,418
Royalties                                        2,351               2,311
Rent                                             1,927               2,332
Other                                            7,130               7,136
- ---------------------------------------------------------------------------

                                               $16,193             $18,197
- ---------------------------------------------------------------------------


N O T E  6  LEASES AND OTHER OBLIGATIONS

          The Company leases its facilities, including sales offices, and certain equipment under various operating leases, which expire through the year 2000. Rent expense amounted to $9,449,000, $9,356,000, and $9,725,000 for the years ended March 31, 1995, 1994 and 1993, respectively. The Company also leases certain assets under capitalized leases. Equipment under capital leases has been included with company-owned assets under the caption property and equipment, net, in the balance sheet. At March 31, 1995, the cost of these assets was $6,401,000 of which $3,857,000 has been amortized. The Company failed to meet certain operating covenants under certain of its capitalized leases and has received a waiver for the period ended March 31, 1995. The Company has subsequently liquidated approximately $1.6 million of the outstanding balance. Future minimum rental payments at March 31, 1995 under agreements classified as operating and capital leases with non-cancellable terms in excess of one year are as follows:


(IN THOUSANDS)
Years ending March 31                                                         Operating Leases       Capital Leases
- --------------------------------------------------------------------------------------------------------------------
1996                                                                                    $7,192              $1,704
1997                                                                                     6,464                  20
1998                                                                                     6,021                   6
1999                                                                                     4,967                   -
2000                                                                                     4,045                   -
Thereafter                                                                               3,148                   -
- --------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                           $31,837               1,730
- --------------------------------------------------------------------------------------------------------------------
Less amount representing interest (interest rates range from 6-12%)                                             26
- --------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                                                 $1,704
- --------------------------------------------------------------------------------------------------------------------


N O T E  7  RESTRUCTURING

          Restructuring charges include costs associated with employee termination benefits and facility closures and related costs. Employee termination benefits include severance, wage continuation, notice pay and related fringe benefits. Facility closure and related costs include lease payments, lease buyout costs, disposal of property and equipment and related costs.

          During the second quarter of fiscal 1995, as part of a Company reorganization and to reduce costs, the Company recorded a restructuring charge of approximately $7.1 million. The restructuring plan was to reduce worldwide employment and to consolidate sales offices in North America and Europe. The employment reduction primarily relates to the marketing, sales, general and administrative, and research and development groups. Approximately $4.6 million of the restructuring charge was for employee termination benefits and $2.5 million for facility closures and related costs.

          During the year ended March 31, 1995, the Company paid approximately $4.4 million for employee termination benefits and $1.2 million for facility closures and related costs. As a result of the restructuring program, worldwide employment was reduced by approximately 150 people and 19 sales offices were consolidated. At March 31, 1995 accrued restructuring charges are approximately $3,343,000. Expenditures are anticipated to continue through the first half of fiscal year 1996 for employee termination benefits and until fiscal year 2000 for facility closures and related costs.

          During the second quarter of fiscal 1994, the Company recorded a restructuring charge of approximately $3 million. The restructuring plan was to reduce employment by approximately 50 people and to consolidate 4 sales offices in North America and Europe. At March 31, 1994 approximately $1,085,000 was accrued related to this restructuring plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

NOTE 8  INCOME TAXES

     The provision for income taxes is composed of the following:


(IN THOUSANDS)                            1995             1994            1993
- --------------------------------------------------------------------------------
Current:
Federal                                  $   -             $171          $1,149
State                                        -               50             230
Foreign                                    258              108             545
- --------------------------------------------------------------------------------
Total current                              258              329           1,924
- --------------------------------------------------------------------------------
Deferred:
Federal                                  1,860               35             298
State                                        -               54             104
- --------------------------------------------------------------------------------
Total Deferred                           1,860               89             402
- --------------------------------------------------------------------------------
                                        $2,118             $418          $2,326
- --------------------------------------------------------------------------------


          The provision for income taxes is based on the following amounts of income (loss) before income taxes:


(IN THOUSANDS)                        1995             1994            1993
- ------------------------------------------------------------------------------
Domestic                          $(43,607)         $(4,184)        $10,416
Foreign                             (2,637)          (5,746)          1,213
- ------------------------------------------------------------------------------
                                  $(46,244)         $(9,930)        $11,629
- ------------------------------------------------------------------------------




SIGNIFICANT COMPONENTS OF THE COMPANY'S                                      THE COMPONENTS OF THE
DEFERRED TAX ASSETS AND                                                      COMPANY'S DEFERRED INCOME
(LIABILITIES) AS OF MARCH 31 ARE AS FOLLOWS:                                 TAX PROVISION FOR THE YEAR
                                                                             ENDED MARCH 31, 1993 ARE
                                                                             AS FOLLOWS:

(IN THOUSANDS)                                    1995           1994       (IN THOUSANDS)                                  1993
DEFERRED TAX ASSETS:                            $13,453         $5,691      RESEARCH AND DEVELOPMENT COSTS, NET
NET OPERATING LOSS CARRYFORWARDS                  6,950          5,724        OF AMORTIZATION                               $111
TAX CREDIT CARRYFORWARDS                            738            897      RESERVE FOR DOUBTFUL ACCOUNTS RECEIVABLE,
ACCRUED RENT                                                                  VACATION AND OTHER ACCRUALS                     26
RESERVE FOR DOUBTFUL ACCOUNTS                                               INVENTORY ADJUSTMENTS                            (18)
  RECEIVABLE, VACATION AND OTHER ACCRUALS           475            583      DEPRECIATION                                       8
RESTRUCTURING                                       888            137      RESTRUCTURING ACCRUAL LESS AMOUNTS FOR WHICH
- -------------------------------------------------------        -------        NO TAX BENEFIT WAS REALIZED                    161
                                                                            ACCRUED RENT                                    (169)
TOTAL DEFERRED TAX ASSETS                        22,504         13,032
                                                                            DEFERRED SOFTWARE REVENUE                        291
DEFERRED TAX ASSET VALUATION ALLOWANCE          (20,594)        (8,922)
                                                -------        -------      OTHER, NET                                        (8)
                                                  1,910          4,110                                                     ------

DEFERRED TAX LIABILITIES:                                                                                                   $402
                                                                                                                           ------
RESEARCH AND DEVELOPMENT COSTS, NET OF
  AMORTIZATION                                   (1,464)                                                                  (2,382)
DEPRECIATION                                       (422)                                                                    (451)
OTHER                                               (24)                                                                     (19)
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                   (1,910)                                                                  (2,852)
                                                 -------                                                                  -------
NET DEFERRED TAX ASSET                           $    -                                                                    $1,258
- ---------------------------------------------------------------------------------------------------------------------------------


REALIZATION OF TOTAL DEFERRED ASSETS IS CONTINGENT UPON FUTURE TAXABLE INCOME. THE VALUATION ALLOWANCE HAS BEEN ESTABLISHED BASED UPON THE COMPANY'S ESTIMATE OF BENEFITS RELATED TO THESE ASSETS WHICH ARE NOT CONSIDERED PROBABLE OF REALIZATION. THE DEFERRED TAX ASSET VALUATION ALLOWANCE INCREASED BY $11,672,000 FOR THE YEAR ENDED MARCH 31, 1995 AND BY $2,282,000 FROM THE ADOPTION OF SFAS NO. 109 ON APRIL 1, 1993 TO MARCH 31, 1994. IN THE SECOND QUARTER OF FISCAL 1995 THE COMPANY RECORDED AN ADJUSTMENT OF APPROXIMATELY $1.9 MILLION TO THE BEGINNING OF THE YEAR BALANCE WHEN AN ANALYSIS OF THE COMPANY'S ACTUAL AND ANTICIPATED OPERATING RESULTS INDICATED, AT THAT TIME, THAT UTILIZATION OF THE DEFERRED TAX ASSET WAS LESS LIKELY THAN THAT REQUIRED BY SFAS NO. 109.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S  ( c o n ' t )

N O T E  8 INCOME TAXES (CON'T)

     Total income taxes reported are different than the amount that would have been computed applying the federal statutory tax rate to income before income taxes. The difference is attributable to the following:


(IN THOUSANDS)                                                              1995                    1994                   1993
- --------------------------------------------------------------------------------------------------------------------------------
Computed at federal statutory rate                                        $(15,723)               $(3,376)                $3,954
State income taxes, net of federal tax benefit                                   -                     33                    152
Nondeductible amortization                                                     397                    385                    341
Purchased research and development                                               -                  1,355                      -
Nondeductible write downs                                                    5,021                      -                      -
Other nondeductible expenses                                                   101                     61                     40
Loss for which no tax benefit was realized                                   9,051                  2,131                    207
Other temporary differences for which no tax benefit
  was realized                                                               1,262                      -                      -
U.S. and foreign tax rate difference                                           123                      -                    187
Adjustment to beginning of the year deferred tax asset
valuation allowance                                                          1,860                      -                      -
Benefit of net operating loss carryforward                                       -                   (153)                  (807)
Benefit of tax credits                                                           -                      -                 (1,776)
Other, net                                                                      26                    (18)                    28
- --------------------------------------------------------------------------------------------------------------------------------
                                                                          $  2,118                 $  418                 $2,326
- --------------------------------------------------------------------------------------------------------------------------------


     At March 31, 1995, the Company and its subsidiaries had net operating loss carryforwards of approximately $34.9 million that are available to offset future taxable income. The loss carryforwards are attributable to operations in several tax jurisdictions and expire in 1996 and thereafter.

     In addition, the Company has research and development and other tax credit carryforwards of approximately $6.9 million available to reduce future federal and state income tax liabilities through the year 2008. During the years ended March 31, 1995, 1994 and 1993, the Company made zero, $48,650, and $1,530,000 in income tax payments, respectively.

N O T E  9 SHAREHOLDERS' EQUITY

     On July 15, 1988, the Company declared a dividend distribution of one Preferred Stock Purchase Right (a Right) for each outstanding share of the Company's common stock to shareholders of record on July 25, 1988 and for shares of the Company's common stock issued and outstanding thereafter. Each Right entitles the holder to purchase a unit consisting of one hundredth of a share (a Unit) of Series A Junior Participating Preferred Stock, $.10 par value (the Preferred Stock), at a purchase price of $65.00 in cash. The Rights initially trade with the shares of common stock and are not exercisable. The Rights will separate from the common stock and become exercisable 10 days after a public announcement that a person or group (an Acquiring Person) acquires beneficial ownership of 20% or more of the outstanding shares of common stock, or 10 business days after commencement of a tender offer that would result in a person or group beneficially owning 30% or more of the outstanding shares of common stock. In the event that the Company is not the surviving corporation in a merger with an Acquiring Person, or the acquisition of 25% of common stock by any person (except pursuant to a tender offer for all shares of common stock determined to be fair by certain directors of the Company), or upon certain self dealing transactions or increases in an Acquiring Person's ownership of common stock, each holder of an outstanding Right other than an Acquiring Person will receive, upon exercise of a Right, the number of shares of the Company's common stock that equals the exercise price of the Right divided by one half of the current market price of the Company's common stock. In the event that the Company is not the surviving corporation in a merger, or if more than 50% of its assets or earning power is sold or transferred after any person has become an Acquiring Person, each holder of an outstanding Right other than any Acquiring Person will receive, upon exercise of a Right, the number of shares of common stock of the acquiring company that equals the exercise price of the Right divided by one half of the current market price of the acquiring company's common stock. The Rights are non voting, expire on July 15, 1998 and may be redeemed at any time prior to becoming exercisable at a price of $.01 per Right.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S  ( c o n ' t )

N O T E  9 SHAREHOLDERS' EQUITY  (CONT)

     On September 29, 1989, the Company completed a private placement of 2,142,857 shares of its Senior Series B Convertible Preferred Stock, at $7.00 per share. In the event of liquidation, the Series B holders have a liquidation preference over all other shareholders of the Company and are entitled to receive $7.00 per share. Thereafter, all other shareholders are entitled to receive, on a per share basis, an amount equal to $15 million divided by the total number of shares of common stock that the Series B holders would have been entitled to receive upon conversion. Finally, the Series B holders and common shareholders share ratably in the remainder, if any, with each share of Series B being deemed to have been converted to common stock. Series B holders are entitled to vote on all matters submitted to the common shareholders as a single class with the common shareholders, receiving the number of votes equal to the number of common shares that they would have received upon conversion, except that the Series B holders are entitled to elect one director and the Company needs the approval of the majority of the Series B holders on certain significant events.

     The Series B holders can convert each share of preferred stock into 1.34375 shares of common stock. Series B holders converted 57,142, 142,857, and 214,285 shares of Series B Convertible Preferred Stock into shares of the Company's common stock during fiscal 1995, 1994, and 1993, respectively.

     The Senior Series B Convertible Preferred Stock may be redeemed by the Company at $21.00 per share, at any time, provided at least 20% of the then outstanding shares of Senior Series B Convertible Preferred Stock are redeemed. Preferred shareholders shall share ratably in any dividends declared on the common stock, as if each Series B share had been converted to common stock.

     The Company has issued warrants to purchase the Company's common stock in connection with various research and development agreements and exclusive distribution agreements. In March 1995, 72,368 shares of common stock were issued in connection with the exercise of a warrant. At March 31, 1995, warrants to purchase 692,178 shares of common stock at an exercise price of $5.21 were outstanding.

     At March 31, 1995, approximately 6,300,000 shares of common stock were reserved for issuance.

     Stock Option Plans: The Company has stock option plans that provide for the granting of non qualified and incentive stock options to employees, consultants, and officers. The Board of Directors determines the option price, the option term, and the vesting period. Incentive stock options are granted at a price not less than the fair market value on the date of grant. On July 14, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan which provides for a maximum of 750,000 shares of common stock to be issued and sold under the plan. On August 3, 1994, the Board of Directors authorized the repricing of approximately 746,000 stock options and the cancellation and re grant of approximately 297,000 stock options ranging in price from $4.00 to $19.38 to the fair market value of $2.75 on that date.

     A summary of activity for these stock option plans is as follows:


(IN THOUSANDS, EXCEPT PRICE RANGE OF SHARES)                                    Number of Shares             Price Range of Shares
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1992                                                            1,422                       $.57 - $19.38
Granted                                                                                    426                       8.38 -  11.38
Exercised                                                                                 (173)                       .57 -   8.38
Cancelled                                                                                 (142)                      3.13 -  16.50
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1993                                                            1,533                       1.13 -  19.38
Granted                                                                                    485                       6.75 -   9.50
Exercised                                                                                 (192)                      1.13 -   7.50
Cancelled                                                                                 (273)                      3.13 -  15.87
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1994                                                            1,553                       1.13 -  19.38
Granted                                                                                  1,574                       2.75 -   7.25
Exercised                                                                                 (216)                      1.13 -   3.63
Cancelled                                                                                 (951)                      2.75 -  15.63
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1995                                                            1,960                      $2.75 - $10.75
- ------------------------------------------------------------------------------------------------------------------------------------


N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S  ( c o n ' t )

N O T E  9 SHAREHOLDERS' EQUITY (CON'T)

     At March 31, 1995, there were approximately 528,000 shares available for grant. Options exercisable were approximately 915,000, 916,000, and 650,000 at March 31, 1995, 1994, and 1993, respectively.

     The Company also has stock option plans for non-employee directors. In September 1993, the Board of Directors approved, with subsequent ratification by the shareholders, the Company's 1993 Director Stock Option Plan. The 1993 Director Stock Option Plan replaced the 1989 Director Stock Option Plan. Options are granted at the fair market value at date of grant and are exercisable one year later. Each non-employee director received a grant of 5,000 options at the inception of the 1993 Director Stock Option Plan. Each newly elected non-employee director receives a grant of 5,000 options as of the first date of his or her election as a director. Every April 1, each non-employee director automatically receives a grant of 5,000 options. At March 31, 1995, there were options outstanding to purchase approximately 85,000 shares and approximately 95,000 shares were available for grant. Options exercisable were approximately 85,000, 36,000, and 30,000 at March 31, 1995, 1994, and 1993, respectively.

     Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan allows eligible officers and employees to withhold up to 10% of their total compensation to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock on the date a one year offering commences or the date an offering terminates, whichever is lower. Shares issued to employees were approximately 208,000, 182,000 and 156,000 for the years ended March 31, 1995, 1994, and 1993, respectively. At March 31, 1995, approximately 606,000 shares of common stock were reserved for issuance.

N O T E  10 EMPLOYEE BENEFIT PLANS

     The Company's retirement savings plan (401(k) plan) allows eligible employees to make tax-deferred contributions. Participants in the 401(k) plan may contribute up to 20% of their total annual compensation, not to exceed the specified statutory limit. Participants are 100% vested in their own contributions. The 401(k) plan permits, but does not require, the Company to make contributions to the 401(k) plan. The Company made contributions of $100,000 during the year ended March 31, 1995; no contributions during the years ended March 31, 1994 and 1993.

N O T E  11 RESEARCH AND DEVELOPMENT AGREEMENTS

     In September 1988, the Company entered into a joint venture (the Venture) with PruTech Research and Development Partnership III (PruTech) under which it markets products developed by the Venture. PruTech invested $2,950,000 in the Venture. The Company receives 65% of revenues from the sale of such products for expenses. Commencing October 1, 1991, PruTech has been allocated all of the profits of the Venture up to 30% of recorded revenues, with the balance being allocated to the Company. If any cash is available for distribution, 86% is to be distributed to PruTech, with the remainder to Interleaf. Since June 1991, the Venture has been using all available cash for research and development and no cash has been distributed. PruTech can purchase the Company's interest in the joint venture at a price equal to 10 times the joint venture's net profits for the previous quarter. In such event, the Company will lose the right to market the products owned by the Venture including WorldView on IBM compatible personal computers using the DOS operating system. The Company recorded net revenues from the sale of joint venture products of approximately $400,000, $2,100,000, and $1,600,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

     In connection with the arrangement, PruTech has obtained a warrant to purchase 356,286 shares of the Company's common stock at a price of $5.21 per share through October 1995.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S  ( c o n ' t )

N O T E  12 ACQUISITION

     On June 16, 1993, the Company purchased all of the outstanding equity securities of Avalanche Development Company (Avalanche) for cash of $5,500,000. Avalanche is a leading provider of document analysis and conversion technology and services, with particular emphasis on Standard Generalized Markup Language (SGML), the leading international standard for electronic interchange of documents and data.

     The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. In connection with this acquisition, a portion of the purchase price was allocated to purchased research and development, resulting in a charge to the Company's operations of $3,985,000. The charge was not deductible for tax purposes.

N O T E  13 CONTINGENCIES

     In the ordinary course of its business activities, the Company is subject to various investigations, claims and legal proceedings. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     Commencing in the third quarter of fiscal 1994, PruTech reviewed and audited the Venture. PruTech claims that it is entitled to mandatory cash distributions of 30% of the Venture's revenues, that certain Venture technology is being used by the Company without compensating the Venture, and that research and development expenses incurred by the Company above PruTech's original investment should not be allocated to the Venture. In March 1994, PruTech submitted this dispute to mandatory arbitration on which no significant proceedings have occurred. While the dispute has not been resolved, the Company believes that PruTech's position is without merit and, in any event, believes that the outcome will not have a material adverse effect on the financial position or results of operations of the Company.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S  ( c o n ' t )

N O T E  14 INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment supplying software and custom solutions to be used for document information management.

     Information regarding geographic areas at March 31, 1995, 1994 and 1993, and for the years then ended is as follows:


(IN THOUSANDS)
March 31, 1995
and for the year then ended                                         U.S.            Non U.S.        Eliminations          Total
- ---------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                   $56,853           $31,003            $     -          $ 87,856
Intercompany royalties and transfers                                7,076                18             (7,094)                -
- ---------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                       63,929            31,021             (7,094)           87,856
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                     (35,538)           (9,687)                 -           (45,225)
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                61,679            18,877            (29,763)           50,793
- ---------------------------------------------------------------------------------------------------------------------------------
March 31, 1994
and for the year then ended                                         U.S.            Non U.S.        Eliminations          Total
- ---------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                   $68,529           $42,700            $     -          $111,229
Intercompany royalties and transfers                               12,008                 -            (12,008)                -
- ---------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                       80,537            42,700            (12,008)          111,229
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                      (3,919)           (5,262)                 -            (9,181)
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                               107,661            21,945            (32,722)           96,884
- ---------------------------------------------------------------------------------------------------------------------------------
March 31, 1993
and for the year then ended                                         U.S.            Non U.S.        Eliminations          Total
- ---------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                   $72,840           $44,501           $      -          $117,341
Intercompany royalties and transfers                               10,889                 -            (10,889)                -
- ---------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                       83,729            44,501            (10,889)          117,341
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                      10,935             1,701                  -            12,636
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                               109,275            20,360            (30,116)           99,519
- ---------------------------------------------------------------------------------------------------------------------------------


Intercompany transfers between geographic areas are accounted for at prices that approximate prices charged to unaffiliated customers.

R E P O R T   O F   E R N S T   &   Y O U N G   L L P ,   I N D E P E N D E N T
A U D I T O R S

B o a r d  o f  D i r e c t o r s
I n t e r l e a f ,  I n c .

     We have audited the accompanying consolidated balance sheets of Interleaf, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interleaf, Inc. and subsidiaries at March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
May 11, 1995

SUPPLEMENTAL FINANCIAL INFORMATION

     The following summarizes unaudited selected quarterly results of operations for the years ended March 31, 1995 and 1994 and the market range for the Company's common stock for those periods:


(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
QUARTER ENDED                                  JUNE 30           SEPTEMBER 30       DECEMBER 31       MARCH 31          YEAR
- ---------------------------------------------------------------------------------------------------------------------------------
FISCAL 1995
Revenues                                       $19,240             $23,011           $21,824           $23,781          $ 87,856
- ---------------------------------------------------------------------------------------------------------------------------------
Gross margin (a)                                10,781              13,931            12,493            13,990            51,195
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                               (8,153)            (14,556)   b       (5,782)          (19,871)   c      (48,362)
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) per share                       (.59)              (1.05)             (.41)            (1.41)            (3.47)
- ---------------------------------------------------------------------------------------------------------------------------------
FISCAL 1994
Revenues                                       $27,184             $26,679           $28,415           $28,951          $111,229
- ---------------------------------------------------------------------------------------------------------------------------------
Gross Margin (a)                                18,260              17,275            18,998            19,561            74,094
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect
  of change in accounting principle             (4,968)   d         (6,062)   f           40               642           (10,348)
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                               (3,068)   d, e      (6,062)   f           40               642            (8,448)
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) per share before cumulative
  effect of change in accounting principle        (.38)               (.46)                -               .04              (.77)
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) per share                       (.23)               (.46)                -               .04              (.63)
- ---------------------------------------------------------------------------------------------------------------------------------


Notes to Supplemental Financial Information

a. Amortization of capitalized software development costs previously classified as operating expenses has been reclassified to cost of revenues to conform with the 1995 method of presentation.

b. Includes a $7.1 million charge for restructuring of the Company's worldwide operations and a $1.9 million charge for revaluation of the Company's deferred tax asset.

c.   Includes a $17.2 million charge for the write-down of intangible assets.

d. Includes a $4 million charge for acquired research and development in connection with the acquisition of Avalanche Development Company in June 1993.

e. Includes a $1.9 million benefit upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective April 1, 1993.

f. Includes a $3 million charge for restructuring of the Company's worldwide operations.


                                    SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS


                                                           (In thousands)
              COL. A                    COL. B              COL. C              COL. D             COL. E              COL. F
- ----------------------------------------------------------------------------------------------------------------------------------
                                      Balance at         Additions to
                                     Beginning of         Costs and             Other           Deductions (1)       Balance at
           Description                  Period             Expenses       Additions-Describe      Describe         End of Period
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1993:
  Deducted from asset accounts
  Allowance for doubtful accounts       $      778           $    329           $       -          $    (382)        $       725
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1994:
  Deducted from asset accounts
  Allowance for doubtful accounts       $      725           $    601           $       -          $    (157)         $    1,169
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1995:
  Deducted from asset accounts
  Allowance for doubtful accounts       $    1,169           $    683           $ 1,750(2)         $  (1,649)         $    1,953
- ----------------------------------------------------------------------------------------------------------------------------------


- --------------------

1 Write-off of uncollectible accounts receivable and effect of foreign exchange rate fluctuations

2    Reclass to allowance for doubtful accounts from accrued expenses


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" (except for the information contained under the subheadings "Compensation Committee Report" and "Stock Performance Graph") in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on August 17, 1995 (the "1995 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to "Executive Compensation", "Compensation Committee Report on Repricing", "Severance Plan and Change in Control", "Directors' Compensation", and "Ratification and Approval of the Amendment to the Company's 1993 Incentive Stock Option Plan" contained in the 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to information contained in the table appearing under the heading "Principal Shareholders" contained in the 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" contained in the 1995 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS. The financial statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULES. The financial statement schedules are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS. The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)  REPORTS ON FORM 8-K

     None.

The following trademarks are used herein:

Interleaf-Registered Trademark-, Intellecte-Registered Trademark- and Cyberleaf-Registered Trademark- are registered trademarks of Interleaf, Inc.

RDM, WorldView, and Intellecte are trademarks of Interleaf, Inc.

Motif-Registered Trademark- is a registered trademark of the Open Software Foundation, Inc.

Microsoft Windows is a trademark of Microsoft Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERLEAF, INC.

                                    By: /s/ Ed Koepfler
                                        ---------------------------------
                                        Ed Koepfler, President and
                                        Chief Executive Officer
Dated: June 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Capacity                      Date
         ---------                   --------                      ----

/s/ David A. Boucher          Chairman of the Board of         June 27, 1995
- -------------------------     Directors
David A. Boucher

/s/ Ed Koepfler               President and Chief Executive    June 27, 1995
- -------------------------     Officer and a Director
Ed Koepfler                   (Principal Executive Officer)


/s/ G. Gordon M. Large        Executive Vice President and     June 27, 1995
- -------------------------     Chief Financial Officer
G. Gordon M. Large            (Principal Financial Officer)

/s/ Frederick B. Bamber       Director                         June 27, 1995
- -------------------------
Frederick B. Bamber

/s/ Andre Harari              Director                         June 27, 1995
- -------------------------
Andre Harari

/s/ Clinton P. Harris         Director                         June 27, 1995
- -------------------------
Clinton P. Harris

/s/ George D. Potter, Jr.     Director                         June 27, 1995
- -------------------------
George D. Potter, Jr.

/s/ Patrick J. Sansonetti     Director                         June 27, 1995
- -------------------------
Patrick J. Sansonetti

/s/ Peter A. McGovern         Controller (Principal            June 27, 1995
- -------------------------     Accounting Officer)
Peter A. McGovern

                                  EXHIBIT INDEX

 Exhibit Number                   Description                              Page
 --------------                   -----------                              ----

[x]    3(a)     Restated Articles of Organization of the Company, as
                amended

[x]    3(b)     By-Laws of the Company, as amended

[i]    4(a)     Specimen Certificate for shares of the Company's
                Common Stock

[ii]   4(b)     Rights Agreement, dated July 15, 1988, between the
                Company and The First National Bank of Boston

[xi]   10(a)*   Company's 1983 Stock Option Plan

[xi]   10(a1)*  1994 Employee Stock Option Plan

       10(a2)*  1993 Incentive Stock Option Plan, as amended                37

[iii]  10(b)*   Company's 1989 Director Stock Option Plan

[iii]  10(c)*   Company's 1989 Officer and Employee Severance
                Benefit Plans

[x]    10(cc)*  Company's 1993 Director Stock Option Plan

[iii]  10(d)    Agreements between PruTech Research and Development
                Partnership III and the Company, dated October 21,
                1988.

[iii]  10(e)    Exclusive Marketing and Licensing Agreement, between
                Interleaf South America, Ltd. and the Company, and related Option Agreement, dated
                March 31, 1989.

[iii]  10(f)    Distribution and License Agreement between Interleaf
                Italia, S.r.l. and the Company, and related Joint
                Venture Agreement, dated October 31, 1988.

[iv]   10(g)    Preferred Stock Purchase Agreements, for the
                issuance of 2,142,857 shares
                of the Company's Senior Series B Convertible
                Preferred Stock, dated
                September 29, 1989.

[vi]   10(h)    Notification to Preferred Shareholder of increase in
                conversion ratio, dated May 18, 1992

[vii]  10(i)    Lease of Prospect Place, Waltham, MA, between
                Prospect Place Limited
                Partnership and Interleaf, Inc., and related
                Agreements, dated March 30, 1990.

[viii] 10(j)*   Management Consulting Agreement between the Company
                and David A. Boucher, dated July 15, 1992.

[x]    10(k)*   Letter Agreement between the Company and Richard P.
                Delio, the Company's Sr. Vice President of Finance and Administration and Chief Financial Officer, dated March 30, 1994, concerning his employment and severance with the Company.

[xi]   10(l)*   Letter of Separation and Management Consulting               --
                Agreement between the Company and Mark K. Ruport, the Company's former President, Chief Executive
                Officer and Director, dated July 25, 1994, concerning his separation and consulting obligations to the Company.

[xi]   10(m)*   Letter Agreement between the Company and Richard P.
                Delio, the Company's Sr. Vice President of Finance and Administration and Chief Financial Officer and
                Acting President, dated August 3, 1994, concerning his employment and severance with the Company.

[xi]   10(n)*   Letter of Separation and Management Consulting
                Agreement between the Company and Peter Cittadini, the Company's Sr. Vice President Worldwide
                Operations, dated July 27, 1994, concerning his separation and consulting obligations to the Company.

[xi]   10(o)*   Executive Compensation Arrangement for David A.
                Boucher, the Company's Chairman of the Board, dated
                July 20, 1994.

[xi]   10(p)*   Letter of Separation and Management Consulting
                Agreement between the Company and Lawrence S. Bohn, the Company's Sr. Vice President, Marketing and
                Business Development, dated September 20, 1994, concerning his separation and consulting obligations to the Company.

[xii]  10(q)*   Employment and severance agreement between the
                Company and Edward Koepfler, the Company's
                President, dated October 3, 1994.

       11       Computation of Per Share Earnings                     47

       21       Subsidiaries of the Company                           48
       23       Consent of Independent Auditors                       49

       27       Financial Data Schedule                               50

- ---------------

________________________

[i] Incorporated herein by reference is the applicable Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1987, File Number 0-14713.

[ii] Incorporated herein by reference is the applicable Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, File Number 0-14713.

[iii] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1989, File Number 0-14713.

[iv] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1990, File Number 0-14713.

[v] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1991, File Number 0-14713.

[vi] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1992, File Number 0-14713.

[vii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 8-K filed April 13, 1990, File Number 0-14713.

[viii] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1993, File Number 0-14713.

[ix] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1993, File Number 0-14713.

[x] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1994, File Number 0-14713.

[xi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30, 1994, File
Number 0-14713.

[xii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1994, File Number 0-14713.

*Represents a management contract, compensatory plan, or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

                                 EXHIBIT 10(a2)




                                 INTERLEAF, INC.
                             1993 STOCK OPTION PLAN
   AMENDED BY THE BOARD OF DIRECTORS ON APRIL 27, 1995, SUBJECT TO SHAREHOLDER
         RATIFICATION AND APPROVAL AT THE ANNUAL MEETING OF SHAREHOLDERS
                           TO BE HELD AUGUST 17, 1995


1.  PURPOSE.

          The purpose of this plan (the "Plan") is to secure for Interleaf, Inc. (the "Company") and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company and its parent and subsidiary corporations who are expected to contribute to the Company's future growth and success. Except where the context otherwise requires, the term "Company" shall include the parent and all present and future subsidiaries of the Company as defined in Sections 425(e) and 425(f) of the Internal Revenue Code of 1986, as amended or replaced from time to time (the "Code").

2.  TYPE OF OPTIONS AND ADMINISTRATION.

       (a) TYPES OF OPTIONS. Options granted pursuant to the Plan shall be authorized by action of the Board of Directors of the Company (or a Committee designated by the Board of Directors) and may be either incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Code or non-statutory options which are not intended to meet the requirements of
Section 422 of the Code.

       (b) ADMINISTRATION. The Plan will be administered by the Board of Directors of the Company, whose construction and interpretation of the terms and provisions of the Plan shall be final and conclusive. The Board of Directors may in its sole discretion grant options to purchase shares of the Company's Common Stock ("Common Stock") and issue shares upon exercise of such options as provided in the Plan. The Board shall have authority, subject to the express provisions of the Plan, to construe the respective option agreements and the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, to determine the terms and provisions of the respective option agreements, which need not be identical, and to make all other determinations in the judgment of the Board of Directors necessary or desirable for the administration of the Plan. The Board of Directors may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any option agreement in the manner and to the extent it shall deem expedient to carry the Plan into effect and it shall be the sole and final judge of such expediency. No director shall be liable for any action or determination made in good faith. The Board of Directors may, to the full extent permitted by or consistent with applicable laws or regulations (including, without limitation, applicable state law and Rule l6b-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or any successor rule ("Rule l6b-3"), delegate any or all of its powers under the Plan to a committee (the "Committee") appointed by the Board of Directors, and if the Committee is so appointed all references to the Board of Directors in the Plan shall mean and relate to such Committee.

       (c) APPLICABILITY OF RULE l6b-3. Those provisions of the Plan which make express reference to Rule l6b-3 shall apply to the Company only at such time as the Company's Common Stock is registered under the Exchange Act, and then only to such persons as are required to file reports under Section 16(a) of the Exchange Act (a "Reporting Person").

3.  ELIGIBILITY.

       (a) GENERAL. Options shall be granted to persons who are, at the time of grant, employees, officers or directors of, or consultants or advisors to, the Company; provided, that Incentive Stock Options may be granted only to persons who are eligible to receive such options under Section 422 of the Code. A person who has been granted an option may, if he or she is otherwise eligible, be granted an additional option or options if the Board of Directors shall so determine.

       (b) GRANT OF OPTIONS TO REPORTING PERSONS. While the Company's Common Stock is registered under the Exchange Act, the selection of a Reporting Person as a participant and decisions concerning the date of grant, exercise price and amount of shares covered by an option or options to be granted to such Reporting Person shall be made either by the Board of Directors, if each member is a "disinterested person" (as hereinafter defined), or by a committee of two or more directors, each of whom is a "disinterested person." For purposes of this Plan, a person is a "disinterested person" only if such person qualifies as a "disinterested person" within the meaning of paragraph (c)(1)(2)(i) of Rule l6b-3 (or successor), as such term is interpreted from time to time.

4.  STOCK SUBJECT TO PLAN.

       Subject to adjustment as provided in Section 15 below, the maximum number of shares of Common Stock of the Company which may be issued and sold under the Plan is 1,500,000 shares. If an option granted under the Plan shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject to such option shall again be available for subsequent option grants under the Plan. If shares issued upon exercise of an option under the Plan are tendered to the Company in payment of the exercise price of an option granted under the Plan, such tendered shares shall again be available for subsequent option grants under the Plan; provided, that in no event shall (i) the total number of shares issued pursuant to the exercise of Incentive Stock Options under the Plan, on a cumulative basis, exceed the maximum number of shares authorized for issuance under the Plan exclusive of shares made available for issuance pursuant to this sentence or (ii) the total number of shares issued pursuant to the exercise of options by Reporting Persons, on a cumulative basis, exceed the maximum number of shares authorized for issuance under the Plan exclusive of shares made available for issuance pursuant to this sentence.

5.  FORMS OF OPTION AGREEMENTS.

     As a condition to the grant of an option under the Plan, each recipient of an option shall execute an option agreement in such form not inconsistent with the Plan as may be approved by the board of directors. Such option agreements may differ among recipients.

6.  PURCHASE PRICE.

       (a) GENERAL. The purchase price per share of stock deliverable upon the exercise of an option shall be determined by the board of directors, PROVIDED, HOWEVER, that (i) in the case of an Incentive Stock Option, the exercise price shall not be less than 100% of the fair market value of such stock, as determined by the Board of Directors, at the time of grant of such option, or less than 110% of such fair market value in the case of options described in
Section 11(b), and (ii) in the case of a non-statutory option granted at a time when the Company is subject to Rule l6b-3, the exercise price shall not be less than 100% of the fair market value of such stock, as determined by the Board of Directors, at the time of grant of such option.

       (b) PAYMENT OF PURCHASE PRICE. Options granted under the Plan may provide for the payment of the exercise price by delivery of cash or a check to the order of the Company in an amount equal to the exercise price of such options, or, to the extent provided in the applicable option agreement, (i) by delivery to the Company of shares of Common Stock of the Company already owned by the optionee having a fair market value equal in amount to the exercise price of the options being exercised, (ii) by any other means which the Board of Directors determines are consistent with the purpose of the Plan and with applicable laws and regulations (including, without limitation, the provisions of Rule l6b-3 and Regulation T promulgated by the Federal Reserve Board) or (iii) by any combination of such methods of payment. The fair market value of any shares of the Company's Common Stock or other non-cash consideration which may be delivered upon exercise of an option shall be determined in such manner as may be prescribed by the Board of Directors.

7.  OPTION PERIOD.

       Each option and all rights thereunder shall expire on such date as shall be set forth in the applicable option agreement, except that such date, in the case of an Incentive Stock Option, shall in no case be later than ten years after the date on which the option is granted.

8.  EXERCISE OF OPTIONS.

       Each option granted under the Plan shall be exercisable either in full or in installments at such time or times and during such period as shall be set forth in the agreement evidencing such option, subject to the provisions of the Plan.

9.  NONTRANSFERABILITY OF OPTIONS.

       Incentive Stock Options and options granted to Reporting Persons shall not be assignable or transferable by the person to whom it is granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution, and, during the life of the optionee, shall be exercisable only by the optionee.

10.  EFFECT OF TERMINATION OF EMPLOYMENT OR OTHER RELATIONSHIP.

       The Board of Directors shall determine the period of time during which an optionee may exercise an option following (i) the termination of the optionee's employment or other relationship with the Company or (ii) the death or disability of the optionee. Such periods shall be set forth in the agreement evidencing such option.

11.  INCENTIVE STOCK OPTIONS.

       Options granted under the Plan which are intended to be Incentive Stock Options shall be subject to the following additional terms and conditions:

       (a) EXPRESS DESIGNATION. All Incentive Stock Options granted under the Plan shall, at the time of grant, be specifically designated as such in the option agreement covering such Incentive Stock Options.

       (b) 10% SHAREHOLDER. If any employee to whom an Incentive Stock Option is to be granted under the Plan is, at the time of the grant of such option, the owner of stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (after taking into account the attribution of stock ownership rules of Section 425(d) of the Code), then the following special provisions shall be applicable to the Incentive Stock Option granted to such individual:

                      (i) The purchase price per share of the Common Stock
                subject to such Incentive Stock Option shall not be less than 110% of the fair market value of one share of Common Stock at the time of grant; and

                     (ii) The option exercise period shall not exceed five years from the date of grant.

       (c) DOLLAR LIMITATION. For so long as the Code shall so provide, options granted to any employee under the Plan (and any other incentive stock option plans of the Company) which are intended to constitute Incentive Stock Options shall not constitute Incentive Stock Options to the extent that such options, in the aggregate, become exercisable for the first time in any one calendar year for shares of Common Stock with an aggregate fair market value (determined as of the respective date or dates of grant) of more than $100,000.

       (d) TERMINATION OF EMPLOYMENT, DEATH OR DISABILITY. No Incentive Stock Option may be exercised unless, at the time of such exercise, the optionee is, and has been continuously since the date of grant of his or her option, employed by the Company, except that:

                      (i) an Incentive Stock Option may be exercised within the
                period of three months after the date the optionee ceases to be an employee of the Company (or within such lesser period as may be specified in the applicable option agreement), PROVIDED, that the agreement with respect to such option may designate a longer exercise period and that the exercise after such three-month period shall be treated as the exercise of a non-statutory option under the Plan;

                     (ii) if the optionee dies while in the employ of the
                Company, or within three months after the optionee ceases to be such an employee, the Incentive Stock Option may be exercised by the person to whom it is transferred by will or the laws of descent and distribution within the period of one year after the date of death (or within such lesser period as may be specified in the applicable option agreement); and

                    (iii) if the optionee becomes disabled (within the meaning of Section 22(e)(3) of the Code or any successor provision thereto) while in the employ of the Company, the Incentive Stock Option may be exercised within the period of one year after the date the optionee ceases to be such an employee because of such disability (or within such lesser period as may be specified in the applicable option agreement).

For all purposes of the Plan and any option granted hereunder, "employment" shall be defined in accordance with the provisions of Section 1.421-7(h) of the Income Tax Regulations (or any successor regulations). Notwithstanding the foregoing provisions, no Incentive Stock Option may be exercised after its expiration date.

12.  ADDITIONAL PROVISIONS.

       (a) ADDITIONAL OPTION PROVISIONS. The Board of Directors may, in its sole discretion, include additional provisions in any option granted under the Plan, including without limitation restrictions on transfer, repurchase rights, commitments to pay cash bonuses, to make, arrange for or guaranty loans or to transfer other property to optionees upon exercise of options, or such other provisions as shall be determined by the Board of Directors; provided that such additional provisions shall not be inconsistent with any other term or condition of the Plan.

       (b) ACCELERATION, EXTENSION, ETC. The Board of Directors may, in its sole discretion, (i) accelerate the date or dates on which all or any particular option or options granted under the Plan may be exercised or (ii) extend the dates during which all, or any particular option or options granted under the Plan may be exercised; provided, however, that no such extension shall be permitted if it would cause the Plan to fail to comply with Section 422 of the Code or with Rule l6b-3.

13.  GENERAL RESTRICTIONS.

       (a) INVESTMENT REPRESENTATIONS. The Company may require any person to whom an option is granted, as a condition of exercising such option, to give written assurances in substance and form satisfactory to the Company to the effect that such person is acquiring the Common Stock subject to the option for his or her own account for investment and not with any present intention of selling or otherwise distributing the same, and to such other effects as the Company deems necessary or appropriate in order to comply with federal and applicable state securities laws, or with covenants or representations made by the Company in connection with any public offering of its Common Stock.

       (b) COMPLIANCE WITH SECURITIES LAWS. Each option shall be subject to the requirement that if, at any time, counsel to the Company shall determine that the listing, registration or qualification of the shares subject to such option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental or regulatory body, or that the disclosure of non-public information or the satisfaction of any other condition is necessary as a condition of, or in connection with, the issuance or purchase of shares thereunder, such option may not be exercised, in whole or in part, unless such listing, registration, qualification, consent or approval, or satisfaction of such condition shall have been effected or obtained on conditions acceptable to the Board of Directors. Nothing herein shall be deemed to require the Company to apply for or to obtain such listing, registration or qualification, or to satisfy such condition.

14.  RIGHTS AS A SHAREHOLDER.

       The holder of an option shall have no rights as a shareholder with respect to any shares covered by the option (including, without limitation, any rights to receive dividends or non-cash distributions with respect to such shares) until the date of issue of a stock certificate to him or her for such shares. No adjustment shall be made for dividends or other rights for which the record date is prior to the date such stock certificate is issued.

15.  ADJUSTMENT PROVISIONS FOR RECAPITALIZATIONS AND RELATED TRANSACTIONS.

       (a) GENERAL. If, through or as a result of any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other similar transaction, (i) the outstanding shares of Common Stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company, or (ii) additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment may be made in (x) the maximum number and kind of shares reserved for issuance under the Plan, (y) the number and kind of shares or other securities subject to then outstanding options under the Plan, and (z) the price for each share subject to any then outstanding options under the Plan, without changing the aggregate purchase price as to which such options remain exercisable, provided that no adjustment shall be made pursuant to this Section 15 if such adjustment would cause the Plan to fail to comply with Section 422 of the Code or with Rule l6b-3.

       (b) BOARD AUTHORITY TO MAKE ADJUSTMENTS. Any adjustments under this
Section 15 will be made by the Board of Directors, whose determination as to what adjustments, if any, will be made and the extent thereof will be final, binding and conclusive. No fractional shares will be issued under the Plan on account of any such adjustments.

16.  MERGER, CONSOLIDATION, ASSET SALE, LIQUIDATION, ETC.

       (a) GENERAL. In the event of a consolidation or merger or sale of all or substantially all of the assets of the Company in which outstanding shares of Common Stock are exchanged for securities, cash or other property of any other corporation or business entity or in the event of a liquidation of the Company, the Board of Directors of the Company, or the board of directors of any corporation assuming the obligations of the Company, may, in its discretion, take any one or more of the following actions, as to outstanding options: (i) provide that such options shall be assumed, or equivalent options shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), provided that any such options substituted for Incentive Stock Options shall meet the requirements of Section 425(a) of the Code, (ii) upon written notice to the optionees, provide that all unexercised options will terminate immediately prior to the consummation of such transaction unless exercised by the optionee within a specified period following the date of such notice, (iii) in the event of a merger under the terms of which holders of the Common Stock of the Company will receive upon consummation thereof a cash payment for each share surrendered in the merger (the "Merger Price"), make or provide for a cash payment to the optionees equal to the difference between (A) the Merger Price times the number of shares of Common Stock subject to such outstanding options (to the extent then exercisable at prices not in excess of the Merger Price) and (B) the aggregate exercise price of all such outstanding options in exchange for the termination of such options, and (iv) provide that all or any outstanding options shall become exercisable in full immediately prior to such event.

       (b) SUBSTITUTE OPTIONS. The Company may grant options under the Plan in substitution for options held by employees of another corporation who become employees of the Company, or a subsidiary of the Company, as the result of a merger or consolidation of the employing corporation with the Company or a subsidiary of the Company, or as a result of the acquisition by the Company, or one of its subsidiaries, of property or stock of the employing corporation. The Company may direct that substitute options be granted on such terms and conditions as the Board of Directors considers appropriate in the circumstances.

17.  CHANGE IN CONTROL.

       Notwithstanding any other provision of the Plan and except as otherwise provided in the relevant option agreement, in the event of a "Change in Control of the Company" (as defined below), the exercise dates of all options then outstanding shall be accelerated in full and any restrictions on exercising outstanding options issued pursuant to the Plan prior to any given date shall terminate. For purposes of the Plan, a "Change in Control of the Company" shall occur or be deemed to have occurred only if (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee of other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) during any period of two consecutive years ending during the term of the Plan (not including any period prior to the adoption of the Plan), individuals who are the beginning of such period constitute the Board of Directors of the Company, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect any transaction described in clause (i), (iii), or (iv) of this Section

17) whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who were either directors at the beginning of the period or whose election or whose nomination for election was previously so approved (collectively, the "Disinterested Directors"), cease for any reason to constitute a majority of the Board of Directors; (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

18.  NO SPECIAL EMPLOYMENT RIGHTS.

       Nothing contained in the Plan or in any option shall confer upon any optionee any right with respect to the continuation of his or her employment by the Company or interfere in any way with the right of the Company at any time to terminate such employment or to increase or decrease the compensation of the optionee.

19.  OTHER EMPLOYEE BENEFITS.

       The amount of any compensation deemed to be received by an employee as a result of the exercise of an option or the sale of shares received upon such exercise will not constitute compensation with respect to which any other employee benefits of such employee are determined, including, without limitation, benefits under any bonus, pension, profit-sharing, life insurance or salary continuation plan, except as otherwise specifically determined by the Board of Directors.

20.  AMENDMENT OF THE PLAN.

       (a) The Board of Directors may at any time, and from time to time, modify or amend the Plan in any respect, except that if at any time the approval of the shareholders of the Company is required as to such modification or amendment under Section 422 of the Code or any successor provision with respect to Incentive Stock Options or under Rule l6b-3 or any successor provision with respect to options held by Reporting Persons, the Board of Directors may not effect such modification or amendment without such approval.

       (b) The termination or any modification or amendment of the Plan shall not, without the consent of an optionee, affect his or her rights under an option previously granted to him or her. With the consent of the optionee affected, the Board of Directors may amend outstanding option agreements in a manner not inconsistent with the Plan. The Board of

Directors shall have the right to amend or modify (i) the terms and provisions of the Plan and of any outstanding Incentive Stock Options granted under the Plan to the extent necessary to qualify any or all such options for such favorable federal income tax treatment (including deferral of taxation upon exercise) as may be afforded incentive stock options under Section 422 of the Code and (ii) the terms and provisions of the Plan and of any outstanding option to the extent necessary to ensure the qualification of the Plan under Rule l6b-3 or any successor rule.

21.  WITHHOLDING.

       (a) The Company shall have the right to deduct from payments of any kind otherwise due to the optionee any federal, state or local taxes of any kind required by law to be withheld with respect to any shares issued upon exercise of options under the Plan. Subject to the prior approval of the Company, which may be withheld by the Company in its sole discretion, the optionee may elect to satisfy such obligations, in whole or in part, (i) by causing the Company to withhold shares of Common Stock otherwise issuable pursuant to the exercise of an option or (ii) by delivering to the Company shares of Common Stock already owned by the optionee. The shares so delivered or withheld shall have a fair market value equal to such withholding obligation. The fair market value of the shares used to satisfy such withholding obligation shall be determined by the Company as of the date that the amount of tax to be withheld is to be determined. An optionee who has made an election pursuant to this Section 21(a) may only satisfy his or her withholding obligation with shares of Common Stock which are not subject to any repurchase, forfeiture, unfulfilled vesting or other similar requirements.

       (b) Notwithstanding the foregoing, in the case of a Reporting Person, no election to use shares for the payment of withholding taxes shall be effective unless made in compliance with any applicable requirements of Rule l6b-3(e) or any successor rule under such Act.

22.  CANCELLATION AND NEW GRANT OF OPTIONS, ETC.

       The Board of Directors shall have the authority to effect, at any time and from time to time, with the consent of the affected optionees, (i) the cancellation of any or all outstanding options under the Plan and the grant in substitution therefor of new options under the Plan covering the same or different numbers of shares of Common Stock and having an option exercise price per share which may be lower or higher than the exercise price per share of the cancelled options or (ii) the amendment of the terms of any and all outstanding options under the Plan to provide an option exercise price per share which is higher or lower than the then-current exercise price per share of such outstanding options; provided, that in the case of a Reporting Person, the exercise price of options substituted or amended in the manner described above shall not be less than 50% of the fair market value of the underlying stock at the time of such substitution or amendment.

23.  EFFECTIVE DATE AND DURATION OF THE PLAN.

       (a) EFFECTIVE DATE. The Plan shall become effective when adopted by the Board of Directors, but no option granted under the Plan shall become exercisable unless and until the Plan shall have been approved by the Company's shareholders. If such shareholder approval is not obtained within twelve months after the date of the Board's adoption of the Plan, no options previously granted under the Plan shall be deemed to be Incentive Stock Options and no Incentive Stock Options shall be granted thereafter. Amendments to the Plan not requiring shareholder approval shall become effective when adopted by the Board of Directors; amendments requiring shareholder approval (as provided in Section 20) shall become effective when adopted by the Board of Directors, but no Incentive Stock Option issued after the date of such amendment shall become exercisable (to the extent that such amendment to the Plan was required to enable the Company to grant such Incentive Stock Option to a particular optionee) unless and until such amendment shall have been approved by the Company's shareholders. If such shareholder approval is not obtained within twelve months of the Board's adoption of such amendment, any Incentive Stock Options granted on or after the date of such amendment shall terminate to the extent that such amendment to the Plan was required to enable the Company to grant such option to a particular optionee. Subject to this limitation, options may be granted under the Plan at any time after the effective date and before the date fixed for termination of the Plan.

     (b) TERMINATION. Unless sooner terminated in accordance with Section 16, the Plan shall terminate, with respect to Incentive Stock Options, upon the earlier of (i) the close of business on the day next preceding the tenth anniversary of the date of its adoption by the Board of Directors, or (ii) the date on which all shares available for issuance under the Plan shall have been issued pursuant to the exercise or cancellation of options granted under the Plan. Unless sooner terminated in accordance with Section l6, the Plan shall terminate with respect to options which are not Incentive Stock Options on the date specified in (ii) above. If the date of termination is determined under (i) above, then options outstanding on such date shall continue to have force and effect in accordance with the provisions of the instruments evidencing such options.

24.  PROVISION FOR FOREIGN PARTICIPANTS.

       The Board of Directors may, without amending the Plan, modify awards or options granted to participants who are foreign nationals or employed outside the United States to recognize differences in laws, rules, regulations or customs of such foreign jurisdictions with respect to tax, securities, currency, employee benefit or other matters.

       Adopted by the Board of Directors on June 2, l993, and approved by the Company's shareholders at Special Meeting in Lieu of an Annual Meeting on August 5, 1993. Amended by the Board of Directors on July 14, 1994.