Form 10-Q
period 1995-06-30
INTERLEAF INC /MA/
filed 1995-08-14
CIK 793604

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              -----------------

                                  FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


                       COMMISSION FILE NUMBER 0-14713


                                    [Logo]
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


                              (617) 290-0710
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X      No
                             -------      -------


                    APPLICABLE ONLY TO CORPORATE ISSUERS


     The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of July 31, 1995 was 14,519,924.


===============================================================================

                               INTERLEAF, INC.
                              TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

Consolidated balance sheets at June 30, 1995 and March 31, 1995..........   3


Consolidated statements of operations for the three months ended
 June 30, 1995 and 1994..................................................   4


Consolidated statements of cash flows for the three months ended
 June 30, 1995 and 1994..................................................   5


Notes to consolidated financial statements...............................   6


Item 2 - Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   7


PART II - OTHER INFORMATION


Item 5 - Other Information...............................................  10


Item 6 - Exhibits and Reports on Form 8-K................................  10


SIGNATURE................................................................  10

                                    INTERLEAF, INC.
                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                              CONSOLIDATED BALANCE SHEETS

                                                            June 30, 1995  March 31, 1995
In thousands, except for share and per share amounts         (unaudited)

                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $12,624          $10,441
Accounts receivable, net                                          17,766           22,766
Prepaid expenses and other current assets                          2,063            2,122
                                                                 -------          -------
TOTAL CURRENT ASSETS                                              32,453           35,329
Property and equipment, net                                        9,966           11,058
Intangible assets                                                  4,115            3,801
Other assets                                                         457              605
                                                                 -------          -------
Total assets                                                     $46,991          $50,793
                                                                 =======          =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $ 2,351          $ 2,687
Accrued expenses                                                  15,150           16,193
Unearned revenue                                                  14,758           15,649
Other current liabilities                                          2,628            5,024
                                                                 -------          -------
Total current liabilities                                         34,887           39,553
Other liabilities                                                     21              625
                                                                 -------          -------
TOTAL LIABILITIES                                                 34,908           40,178
                                                                 -------          -------
Contingencies

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
   Series A Junior Participating, none issued and outstanding
   Senior Series B Convertible, issued and  outstanding,
       1,728,573 shares                                              173              173
Common stock, par value $.01 per share, authorized
   30,000,000 shares, issued and outstanding 14,481,459 at
   June 30, 1995 and 14,203,027 at March 31, 1995                    145              142
Additional paid-in capital                                        68,437           67,382
Retained earnings (deficit)                                      (56,798)         (57,269)
Cumulative translation adjustment                                    126              187
                                                                 -------          -------
Total shareholders' equity                                        12,083           10,615
                                                                 -------          -------
Total liabilities and shareholders' equity                       $46,991          $50,793
                                                                 =======          =======


                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                INTERLEAF, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended June 30
                                                           1995      1994
                                                             (unaudited)
In thousands, except for per share amounts
REVENUES:
Products                                                $ 9,437   $ 6,590
Maintenance                                               7,792     7,441
Services                                                  5,898     5,209
                                                        -------   -------
TOTAL REVENUES                                           23,127    19,240
                                                        -------   -------
COSTS OF REVENUES:
Products                                                  1,660     2,148
Maintenance                                               1,369     1,574
Services                                                  4,809     4,737
                                                        -------   -------
Total costs of revenues                                   7,838     8,459
                                                        -------   -------
Gross Margin                                             15,289    10,781
                                                        -------   -------
OPERATING EXPENSES:

Selling, general and administrative                      10,982    14,387
Research and development                                  3,926     4,350
                                                        -------   -------
TOTAL OPERATING EXPENSES                                 14,908    18,737
                                                        -------   -------
Income (loss) from operations                               381    (7,956)
Other income (expense)                                       91      (141)
                                                        -------   -------
Income (loss) before income taxes                           472    (8,097)
Provision for income taxes                                   --        56
                                                        -------   -------
NET INCOME (LOSS)                                       $   472   $(8,153)
                                                        =======   =======
Net income (loss) per share                             $   .03   $  (.59)
                                                        =======   =======
Shares used in computing net income
  (loss) per share                                       17,648    13,760
                                                        =======   =======





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             INTERLEAF, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended June 30
                                                                              1995         1994
                                                                                 (unaudited)

In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $   472     $ (8,153)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense                                        2,017        2,597
Loss from disposal of property and equipment                                    22          --

Changes in assets and liabilities:
  Decrease in accounts receivable, net                                       4,927       12,338
  (Increase) decrease in other assets                                          198         (344)
  Decrease in accounts payable and accrued expenses                         (1,349)      (3,707)
  Decrease in unearned revenue                                                (869)        (561)
  Decrease in other liabilities                                             (1,340)        (422)
Other, net                                                                     (32)         (97)
                                                                           -------      -------
  Net cash provided by operating activities                                  4,046        1,651
                                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                          (196)      (1,197)
Capitalized software development costs                                      (1,066)      (1,008)
                                                                           -------      -------
  Net cash used in investing activities                                     (1,262)      (2,205)
                                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                   1,058        1,239
Repayment of long-term debt and capital leases                              (1,658)        (504)
                                                                           -------      -------
  Net cash provided by (used in) financing activities                         (600)         735
                                                                           -------      -------

Effect of exchange-rate changes on cash                                         (1)         102
                                                                           -------      -------
Net increase in cash and cash equivalents                                    2,183          283

Cash and cash equivalents at beginning of period                            10,441       23,364
                                                                           -------      -------
Cash and cash equivalents at end of period                                 $12,624      $23,647
                                                                           -------      -------





                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    5

                                  INTERLEAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  Basis of Presentation

    The consolidated financial statements include the accounts of Interleaf, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interleaf, Inc. and its subsidiaries are collectively referred to as the "Company." Certain 1994 amounts have been reclassified to conform to the 1995 method of presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

    These financial statements should be
    read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

2.  Net Income (Loss) Per Share

    Per share amounts are calculated using the weighted average number of common shares and common share equivalents outstanding during periods of net income. Common share equivalents are attributable to stock options, common stock warrants and convertible preferred stock. Per share amounts are calculated using only the weighted average number of common shares outstanding during periods of net loss. Fully diluted earnings per share is not materially different from reported primary earnings per share.

3.  Contingencies

    Commencing in the third quarter of fiscal 1994, PruTech Research and Development Partnership III ("PruTech") reviewed and audited the joint venture between the Company and PruTech. PruTech claims that it is entitled to mandatory cash distributions of 30% of the joint venture's revenues, that certain joint venture technology is being used by the Company without compensating the joint venture, and that research and development expenses incurred by the Company above PruTech's original investment should not be allocated to the joint venture. In March 1994, PruTech submitted this dispute to mandatory arbitration on which no significant proceedings have occurred. While the dispute has not been resolved, the Company believes that PruTech's position is without merit and, in any event, believes the outcome will not have a material adverse effect on the financial position or results of operations of the Company.

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at June 30, 1995 has been reserved for potential payment of the German withholding taxes. The
    Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

                                  INTERLEAF, INC.


             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW
The Company recorded net income of approximately $472,000 for its first quarter ended June 30, 1995, compared with a net loss of approximately
$8.2 million for the same period a year ago. The improvement in the Company's operating results was primarily attributable to a $3.9 million (20%) increase in total revenues and a $3.8 million (20%) reduction in operating expenses, due to a significant decline in personnel and facility expenses arising from the Company's fiscal 1995 restructuring. The Company's fiscal 1995 restructuring reduced worldwide employment by approximately 150 people and eliminated 19 sales offices.

While revenue increased by 20% from the previous year, future growth in revenues during the remainder of fiscal 1996 will be largely dependent on customer acceptance of the Company's product upgrades and new products and the Company's ability to leverage product license revenues with services to provide integrated document management solutions to its customers. The majority of these products are expected to be released beginning in the latter part of the second quarter through the third quarter of fiscal 1996.

REVENUES
Total revenues increased by approximately $3.9 million (20%) for the first quarter ended June 30, 1995 compared with the same period a year ago. The Company experienced revenue growth in each of its geographic regions (Americas, Europe, Asia Pacific Japan) and product lines (document publishing and conversion tools, on-line document distribution, document management). While historically the Company's first quarter revenues are generally significantly below the previous fiscal year's fourth quarter, the major decline in its revenues in the first quarter of fiscal 1995 resulted in the reorganization and restructuring of the Company initiated in September 1995. It is only in this context that the Company's 20% year-to-year increase in total revenues can be understood. The Company believes that comparison with the fourth quarter of fiscal 1995 provides a more meaningful benchmark of performance. Total revenues for the first quarter ended June 30, 1995 declined only by approximately $0.7 million (3%) from the fourth quarter of fiscal 1995.

Product license revenues included an approximately $0.9 million increase in Japan. A majority of the product license revenue in Japan was related to fixed fee license agreements with system integrators for upfront purchases. Future growth in Japan depends on the ultimate success of the system integrators in licensing the Company's products to end-user customers. Revenue from the Company's on-line document distribution (WorldView) and document management (RDM) products, which had declined in fiscal 1995, increased as compared with both the first and fourth quarters of fiscal 1995.

Maintenance revenue, resulting from contracts to provide telephone support and upgrades to the Company's software products, remained relatively stable compared with a year ago. The majority of maintenance revenue is derived from the Company's existing document publishing products and is largely attributable to renewals from large, long-term customers primarily in the aerospace/defense industry. Future maintenance revenue will become increasingly dependent on the Company's ability to maintain its existing customer maintenance base and to increase maintenance contract volume when its scheduled product upgrades and new products are released. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry.

Services revenue, consisting of consulting and customer training revenue, increased approximately $0.7 million (13%) for the first quarter ended June 30, 1995 compared with the same period a year ago. This was primarily related to price increases and increased customer demand for the Company's expert services to implement document management solutions, partially offset by a small decline in training services.

Revenues from the Company's international operations were approximately 36% ($8.3 million) and 31% ($5.9 million) of total revenues for the three months ended June 30, 1995 and 1994, respectively. The increase from the prior year was primarily related to a significant increase in product license revenue in Japan and Europe, partially offset by a decline in revenue from Canada.

COSTS OF REVENUES
Cost of product revenues includes amortization of capitalized software development costs; product media, documentation materials, packaging and shipping costs; and royalties paid for licensed technology. Cost of product revenues declined approximately $0.5 million (23%) primarily related to decreased amortization of capitalized software development costs. The decrease was largely attributable to the write-down of capitalized software development costs in the fourth quarter of fiscal 1995 associated with older software products for which revenue projections did not support the capitalized amounts. Also contributing to the decrease in cost of product revenues was a decline in royalties associated with certain time-based royalty agreements, partially offset by increased direct product, packaging and shipping costs attributable to higher product license revenues. Cost of maintenance revenues declined 13% primarily due to a decrease in customer support personnel related to the Company's fiscal 1995 restructuring. Cost of services revenue remained relatively stable from the prior year.

OPERATING EXPENSES
Selling, general and administrative ("SG&A") expenses decreased approximately $3.4 million (24%) from last year primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1995 restructuring. Further reductions in SG&A expenses from their current level are not anticipated as the majority of the benefits from the restructuring have been realized.

Research and development ("R&D") expenses consist primarily of personnel expenses to support product development offset by capitalized software development costs. R&D expenses decreased approximately $0.4 million (10%) from last year primarily due to reduced personnel expenses associated with the Company's fiscal 1995 restructuring. For the first quarters ended
June 30, 1995 and 1994, R&D expenses were approximately 17% and 23%, respectively, of total revenues. R&D spending, which excludes the offset for capitalized software development costs, represented approximately 22% and 28% of total revenues, respectively. The Company is expecting to ship major releases of most of its existing products and several new products beginning in the latter part of the second quarter through the third quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
The company had $12.6 million of cash and cash equivalents at June 30, 1995, an increase of approximately $2.2 million from March 31, 1995. The increase was primarily attributable to a decline in the accounts receivable balance, resulting primarily from strong cash collections, and the Company's net income for the first quarter ended June 30, 1995. Partially offsetting these favorable cash flow items were expenditures to liquidate collateralized and other lease obligations of approximately $1.7 million and restructuring payments of approximately $0.7 million. Capital expenditures were $0.2 million for the three months ended June 30, 1995, a significant reduction from the prior fiscal year. Future long-term commitments consist primarily of operating leases related to both open and closed facilities.

The Company anticipates that cash and cash equivalents will decline during the second quarter due in part to one-time cash requirements. The Company plans to relocate part of its headquarters operations to smaller and less expensive facilities near its present location. As part of this move, the Company will spend approximately $1.0 million for pre-paid rent, leasehold improvements, broker's fees, and moving costs in the next four months. The reduction in office space and rental rate and anticipated sub-lease of the vacated space is expected to result in annual cash and expense savings slightly in excess of $1.0 million beginning in fiscal 1997. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at June 30, 1995 has been reserved for potential payment of the German withholding taxes. In addition, the Company's strong cash collections during the first quarter will be difficult to maintain in the second quarter.

Accrued restructuring charges are approximately $2.6 million at June 30, 1995. This reserve should be sufficient to cover remaining expenditures, primarily attributable to operating lease payments for closed facilities, which are expected to continue until the year 2000. The Company is attempting to sub-lease closed facilities to reduce future obligations.

In May 1995, the Company obtained a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all domestic assets of the Company. The credit agreement limits borrowing based upon the level of North American accounts receivable, modified by the previous quarter's cash collections. As of July 31, 1995, the amount available for borrowings was approximately $5.0 million. The agreement contains certain financial covenants as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments. At June 30, 1995, there were no loans outstanding under this line of credit.

The Company believes that existing cash and cash equivalents and borrowing availability, together with cash generated from operations, will provide sufficient funds to meet the Company's planned operations throughout fiscal 1996. The Company will continue to monitor operating results and its cost structure.

                                 INTERLEAF, INC.
                          PART II -- OTHER INFORMATION

Item 5. Other Information

On June 6, 1995, the Company accepted the resignation of Richard P. Delio as Sr. Vice President of Finance and Administration and Chief Financial Officer. Mark H. Cieplik was appointed Vice President, Americas on May 9, 1995 and G. Gordon M. Large was appointed Executive Vice President and Chief Financial
Officer on June 6, 1995.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
(b) No reports were filed on Form 8-K by the Company during the quarter ended June 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERLEAF, INC.
August 11, 1995

                                        /s/ G. Gordon M. Large
                                        --------------------------------------
                                        G. Gordon M. Large
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                                 INTERLEAF, INC.
                                  EXHIBIT INDEX

Exhibit
Number                        Description                      Method of Filing
-------                       -----------                      ----------------
10(a)  Company's 1983 Stock Option Plan, as amended                 [vi]

10(a1) 1994 Employee Stock Option Plan                              [vii]

10(a2) 1993 Incentive Stock Option Plan, as amended                 [ix]

10(b)  Company's 1989 Director Stock Option Plan                     [i]

10(b2) Company's 1987 Employee Stock Purchase Plan, as amended       [vi]

10(c)  Company's 1989 Officer and Employee Severance Benefit Plans   [i]

10(cc) Company's 1993 Director Stock Option Plan                     [vi]

10(d)  Agreements between PruTech Research and Development           [ii]
       Partnership III and the Company, dated October 21, 1988.

10(e)  Exclusive Marketing and Licensing Agreement, between          [i]
       Interleaf South America, Ltd. and the Company, and related
       Option Agreement, dated March 31, 1989.

10(f)  Distribution and License Agreement between Interleaf          [i]
       Italia, S.r.l. and the Company, and related Joint
       Venture Agreement, dated October 31, 1988.

10(g)  Preferred Stock Purchase Agreements, for the issuance         [ii]
       of 2,142,857 shares of the Company's Senior Series B
       Convertible Preferred Stock, dated September 29, 1989.

10(h)  Notification to Preferred Shareholder of increase in          [iii]
       conversion ratio, dated May 18, 1992

10(i)  Lease of Prospect Place, Waltham, MA, between Prospect        [iv]
       Place Limited Partnership and Interleaf, Inc., and related
       Agreements, dated March 30, 1990.

10(j)  Management Consulting Agreement between the Company and       [v]
       David A. Boucher, the Company's Chairman of the Board,
       dated July 15, 1992.

10(k)  Letter Agreement between the Company and Richard P.           [vi]
       Delio, the Company's former Sr. Vice President of Finance
       and Administration and Chief Financial Officer, dated
       March 30, 1994, concerning his employment and severance
       with the Company.

10(l)  Letter of Separation and Management Consulting                [vii]
       Agreement between the Company and Mark K. Ruport, the
       Company's former President, Chief Executive Officer and
       Director, dated July 25, 1994, concerning his separation
       and consulting obligations to the Company.

10(m)  Letter Agreement between the Company and Richard P.           [vii]
       Delio, the Company's former Sr. Vice President of Finance
       and Administration and Chief Financial Officer and Acting
       President, dated August 3, 1994, concerning his employment and severance with the Company.

10(n)  Letter of Separation and Management Consulting                [vii]
       Agreement between the Company and Peter Cittadini, the
       Company's former Sr. Vice President Worldwide Operations,
       dated July 27, 1994, concerning his separation and
       consulting obligations to the Company.

10(o)  Executive Compensation Arrangement for David A.               [vii]
       Boucher, the Company's Chairman of the Board, dated
       July 20, 1994.

10(p)  Letter of Separation and Management Consulting                [vii]
       Agreement between the Company and Lawrence S. Bohn, the
       Company's former Sr. Vice President, Marketing and Business
       Development, dated September 20, 1994, concerning his
       separation and consulting obligations to the Company.

Exhibit
Number                        Description                      Method of Filing
-------                       -----------                      ----------------
10(q)  Employment and severance agreement between the Company        [viii]
       and Edward Koepfler, the Company's President, dated
       October 3, 1994.

10(r)  Loan and Security Agreement between the Company and          Included
       Foothill Capital Corporation, dated May 2, 1995.

10(s)  Employment and severance agreement between the Company       Included
       and G. Gordon M. Large, the Company's Executive Vice
       President and Chief Financial Officer, dated June 5, 1995

11     Computation of Earnings Per Share                            Included

27     Financial Data Schedule                                      Included

________________________

[i] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1989,
File Number 0-14713.

[ii] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1990,
File Number 0-14713.

[iii] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1992,
File Number 0-14713.

[iv] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 8-K filed April 13, 1990, File Number 0-14713.

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

[ix] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1995,
File Number 0-14713.
