Form 10-Q
period 1995-09-30
INTERLEAF INC /MA/
filed 1995-11-14
CIK 793604

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             ------------

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                   Yes  X            No ___


                   APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 1995 was 15,659,118.

                          INTERLEAF, INC.

                         TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at September 30, 1995 and March 31, 1995     3

Consolidated statements of operations for the three and
six months ended September 30, 1995 and 1994                             4

Consolidated statements of cash flows for the six months ended
September 30, 1995 and 1994                                              5

Notes to consolidated financial statements                               6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      8

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security Holders              11

Item 5 - Other Information                                              11

Item 6 - Exhibits and Reports on Form 8-K                               11

SIGNATURE                                                               11

                          INTERLEAF, INC.
                  PART I - FINANCIAL INFORMATION
                   ITEM 1. FINANCIAL STATEMENTS


                    CONSOLIDATED BALANCE SHEETS

                                                 September      March 31,
                                                  30, 1995         1995
In thousands, except for share and per           (unaudited)
share amounts

                              ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $ 10,646     $ 10,441
Accounts receivable, net                            19,961       22,766
Prepaid expenses and other current assets            1,935        2,122
                                                  --------     --------
TOTAL CURRENT ASSETS                                32,542       35,329
Property and equipment, net                          8,863       11,058
Intangible assets                                    4,777        3,801
Other assets                                           435          605
                                                  --------     --------
TOTAL ASSETS                                      $ 46,617     $ 50,793
                                                  --------     --------
                                                  --------     --------

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  $  1,964     $  2,687
Accrued expenses                                    15,518       16,193
Unearned revenue                                    13,114       15,649
Other current liabilities                            2,286        5,024
                                                  --------     --------
TOTAL CURRENT LIABILITIES                           32,882       39,553
Other liabilities                                       19          625
                                                  --------     --------
TOTAL LIABILITIES                                   32,901       40,178
                                                  --------     --------
Contingencies

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share, authorized 5,000,000 shares:

    Series A Junior Participating, none
    issued and outstanding
    Senior Series B Convertible, issued
    and outstanding 1,232,144 at
    September 30, 1995 and 1,728,573
    at March 31, 1995                                  123          173

Common stock, par value $.01 per share,
 authorized

    30,000,000 shares, issued and
    outstanding 15,650,968 at September 30,
    1995 and 14,203,027 at March 31, 1995              157          142

Additional paid-in capital                          69,426       67,382
Retained earnings (deficit)                        (55,875)     (57,269)
Cumulative translation adjustment                     (115)         187
                                                  --------     --------
TOTAL SHAREHOLDERS' EQUITY                          13,716       10,615
                                                  --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 46,617     $ 50,793
                                                  --------     --------
                                                  --------     --------


          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             INTERLEAF, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three months ended September 30     Six months ended September 30
                               1995           1994                1995          1994

In thousands, except
for per share amounts               (unaudited)                        (unaudited)

REVENUES:

Products                     $ 9,273        $ 10,871            $ 18,710      $ 17,461

Maintenance                    8,399           7,439              16,191        14,879

Services                       5,639           4,701              11,537         9,911
                             -------         -------             -------       -------
TOTAL REVENUES                23,311          23,011              46,438        42,251
                             -------         -------             -------       -------

COSTS OF REVENUES:

Products                       1,564           2,395               3,224         4,543

Maintenance                    1,314           1,660               2,683         3,234

Services                       4,767           5,025               9,576         9,762
                             -------         -------             -------       -------
TOTAL COSTS OF REVENUES        7,645           9,080              15,483        17,539
                             -------         -------             -------       -------
Gross Margin                  15,666          13,931              30,955        24,712
                             -------         -------             -------       -------

OPERATING EXPENSES:

Selling, general and
 administrative               10,871          14,791              21,853        29,177

Research and
 development                   3,931           4,349               7,857         8,699

Restructuring expense              -           7,109                   -         7,109
                              -------        -------             -------       -------
TOTAL OPERATING EXPENSES       14,802         26,249              29,710        44,985
                              -------        -------             -------       -------

Income (loss) from
operations                       864         (12,318)              1,245       (20,273)

Other income (expense)            58            (129)                149          (270)
                              ------         -------             -------       -------

Income (loss) before             922         (12,447)              1,394       (20,543)
income taxes

Provision for income taxes        -            2,109                   -         2,166
                              ------         -------             -------       -------
NET INCOME (LOSS)                922        $(14,556)            $ 1,394      $(22,709)
                              ------         -------             -------       -------
                              ------         -------             -------       -------


Net income (loss) per share   $  .05        $  (1.05)            $   .08      $  (1.64)
                              ------         -------             -------       -------
                              ------         -------             -------       -------

Shares used in computing
 net income (loss) per
 share                        18,618          13,929              18,134        13,845
                             -------         -------             -------       -------
                             -------         -------             -------       -------


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               INTERLEAF, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six months ended September 30
                                                       1995             1994
In thousands                                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $ 1,394           $(22,709)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Restructuring expense                                      -              7,109
Depreciation and amortization expense                  3,863              5,314
Loss from disposal of property and equipment              20                 94
Deferred income taxes                                      -              1,860
Changes in assets and liabilities:
 Decrease in accounts receivable, net                  2,573              9,843
 (Increase) decrease in other assets                     293               (749)
 Decrease in accounts payable and accrued expenses    (1,286)              (834)
 Decrease in unearned revenue                         (2,399)            (1,191)
 Decrease in other liabilities                        (1,662)            (1,389)
Other, net                                               (83)              (100)
                                                     -------            -------
 Net cash provided by (used in) operating
   activities                                          2,713             (2,752)
                                                     -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                    (441)            (4,076)
Capitalized software development costs                (2,352)            (2,016)
                                                     -------            -------
 Net cash used in investing activities                (2,793)            (6,092)
                                                     -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock             2,009              1,287
Property and equipment financing                           -                652
Repayment of long-term debt and capital leases        (1,674)            (1,060)
                                                     -------            -------
 Net cash provided by financing activities               335                879
                                                     -------            -------
Effect of exchange-rate changes on cash                  (50)               168
                                                     -------            -------
Net increase (decrease) in cash and cash
equivalents                                              205             (7,797)

Cash and cash equivalents at beginning of period      10,441             23,364
                                                     -------            -------
Cash and cash equivalents at end of period           $10,646            $15,567
                                                     -------            -------
                                                     -------            -------



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

3. Noncash Financing Activities

   Senior Series B Convertible Preferred Stock holders converted 496,429 and 57,142 shares of preferred stock into 667,077 and 76,784 shares of the Company's common stock during the six months ended September 30, 1995 and 1994, respectively. The Company issued 171,635 shares of common stock, during the six months ended September 30, 1995, in connection with the exercise of a warrant. The Company received no proceeds upon the conversion of the warrant into common stock.

4. Research and Development Agreements

   In October 1988, the Company entered into a joint venture (the "Venture") with PruTech Research and Development Partnership III ("PruTech"), for the purpose of developing and marketing certain products. PruTech contributed approximately $2,950,000 in cash to the Venture; the Company licensed to the Venture certain base technology and was required to perform certain development, marketing and administrative services for the Venture.

   In March 1994, PruTech commenced an arbitration action against the Company alleging, among other things, (i) that the Company had mismanaged the Venture; (ii) that PruTech is entitled to cash distributions of 30% of Venture revenues; and (iii) that certain Venture-owned technology was used in the Company's other products. The Company has denied such allegations.

                               INTERLEAF, INC.


   The Company has agreed to pay PruTech $2.1 million (the "Purchase Price") solely in consideration of (i) the acquisition by the Company of PruTech's interest in the Venture, and (ii) the settlement of the pending arbitration action and the release by PruTech of all claims that it may have against the Company arising out of the formation and operation of the Venture. At the Company's option, the Purchase Price shall be payable in cash, by the issuance of Common Stock, or a combination thereof. The Company intends to issue to PruTech Common Stock shares having a value of $2.1 million for payment of the Purchase Price. This will not have a material adverse effect on the financial position or results of operations of the Company.

5. Contingencies

   Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at September 30, 1995 has been reserved for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

                               INTERLEAF, INC.

                                   ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

OVERVIEW

The Company recorded net income of $922,000 and $1,394,000 for its second quarter and six months ended September 30, 1995, respectively, compared with a net loss of approximately $14.6 million and $22.7 million for the corresponding periods of fiscal 1995. The continued improvement in the Company's operating results is primarily attributable to a significant reduction in operating expenses, due to a decline in personnel and facility expenses arising from the Company's fiscal 1995 restructuring. The second quarter of fiscal 1995 included a restructuring charge of approximately $7.1 million and a $1.9 million charge related to a revaluation of the Company's deferred tax asset. Further reductions in operating expenses from their current level are not anticipated as the majority of the benefits from the previous year's restructuring have been realized.

REVENUES

Total revenues increased $0.3 million (1%) and $4.2 million (10%) for the second quarter and six months ended September 30, 1995, respectively, when compared with the same periods a year ago. Product license revenues declined 15% for the second quarter of fiscal 1996 from the previous year due to a decrease in domestic revenues relative to particularly strong results last year, partially offset by increases in Europe and Asia/Pacific/Japan regions. Product license revenues increased approximately $1.2 million (7%) for the six months ended September 30, 1995, when compared with the same period a year ago. This increase was primarily attributable to the major decline in product license revenues during the first quarter of fiscal 1995 which resulted in the reorganization and restructuring of the Company initiated in September 1994.

Maintenance revenue, resulting from contracts to provide telephone support and upgrades to the Company's software products, increased by approximately $1.0 million (13%) and $1.3 million (9%) for the second quarter and six months ended September 30, 1995, respectively, when compared with the same periods a year ago. The increase was primarily due to increased renewal contracts during the second quarter of fiscal 1996. Future maintenance revenue will become increasingly dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume as the product upgrades and new products are shipped. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry.

Services revenue, consisting of consulting and customer training revenue, increased approximately $0.9 million (20%) and $1.6 million (16%) for the second quarter and six months ended September 30, 1995, respectively, when compared with the same periods a year ago. This was primarily related to price increases and increased customer demand for the Company's expert services to implement document management solutions, partially offset by a small decline in training services.

Revenues from the Company's international operations were approximately 38% ($8.9 million) and 37% ($17.2 million) of total revenues for the second quarter and six months ended September 30, 1995, respectively, compared with 31% ($7.2 million) and 31% ($13.1 million) for the corresponding periods of fiscal 1995. The increase from the prior year was primarily due to a significant increase in product license revenues in Japan and Europe.

                               INTERLEAF, INC.

Growth in revenues during the remainder of fiscal 1996 will be largely dependent on customer acceptance of the Company's product upgrades and new products and the Company's ability to leverage product license revenues with services to provide integrated document management solutions to its customers. The Company completed the port of its publishing product (Interleaf 6) to the Windows NT operating system. In addition, upgrades to WorldView Viewer, RDM, Production Manager, SGML conversion tools, and Liaison, a new strategic open Application Programming Interface for simplifying the creation of integrated document management solutions, began shipping in the latter part of the second quarter and beginning of the third quarter.

The Company's sales cycles have become longer as the Company provides more integrated document management solutions combined with expert services to satisfy its customers' requirements. In addition, a high percentage of the Company's revenues are generally realized in the last month of a quarter and can be difficult to predict until the end of a quarter. Accordingly, given the Company's relatively fixed cost structure, a shortfall or increase in product license revenue will have a significant impact on the Company's operating results.

COSTS OF REVENUES

Cost of product revenues includes amortization of capitalized software development costs; product media, documentation materials, packaging and shipping costs; and royalties paid for licensed technology. Cost of product revenues declined approximately $0.8 million (35%) and $1.3 million (29%) for the second quarter and six months ended September 30, 1995, respectively, when compared to the same periods a year ago. The decline was primarily related to decreased amortization of capitalized software development costs due to the write-down of capitalized software costs in the fourth quarter of fiscal 1995 associated with older software products for which revenue projections did not support the capitalized amounts. Also contributing to the decrease in cost of product revenues was a decline in royalties associated with certain time-based royalty agreements. Cost of maintenance revenues declined 21% and 17% for the second quarter and six months ended September 30, 1995, respectively, when compared to the same periods a year ago, primarily due to a decrease in customer support personnel related to the Company's fiscal 1995 restructuring. Cost of services revenue decreased 5% for the second quarter ended September 30, 1995, when compared to the same period a year ago, primarily attributable to a decline in consulting personnel.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses decreased approximately $3.9 million (27%) and $7.3 million (25%) for the second quarter and six months ended September 30, 1995, respectively, when compared with the same periods a year ago. This was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1995 restructuring. SG&A expenses were approximately 47% and 64% of total revenues for the second quarters ended September 30, 1995 and 1994, respectively.

Research and development ("R&D") expenses consist primarily of personnel expenses to support product development offset by capitalized software development costs. R&D expenses decreased approximately 10% for the second quarter and six months ended September 30, 1995, when compared with the same periods a year ago. This was primarily due to reduced personnel expenses associated with the Company's fiscal 1995 restructuring and increased capitalization of software development costs as several product upgrades were near completion. For the second quarters ended September 30, 1995 and 1994, R&D expenses were approximately 17% and 19%, respectively, of total revenues. R&D spending, which excludes the offset for capitalized software development costs, represented approximately 22% and 23% of total revenues, respectively. The Company completed several major releases, as discussed above, as a result capitalization of software development costs is anticipated to decline for the remainder of fiscal 1996. The Company expects to ship additional product upgrades and new products during the third quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $10.6 million of cash and cash equivalents at September 30, 1995, an increase of $205,000 from March 31, 1995. The increase was primarily attributable to the Company's net income for the six months ended September 30, 1995 and proceeds from common stock issuances related to its stock option plans and employee stock purchase plan of approximately $2.0 million.

                               INTERLEAF, INC.

Significant expenditures were incurred to liquidate collateralized and other lease obligations of approximately $1.7 million and restructuring payments of approximately $1.1 million. Capital expenditures were approximately $0.4 million, a significant reduction from the prior fiscal year. Future commitments consist primarily of operating leases related to both open and closed facilities.

The Company relocated part of its headquarters operations in October 1995. The Company expended approximately $0.4 million as of September 30 and will incur additional payments of approximately $0.6 million in the third quarter to complete the move. The reduction in office space and rental rate and sub-lease of the vacated space will result in annual cash and expense savings slightly in excess of $1.0 million beginning in fiscal 1997. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at September 30, 1995 has been reserved for potential payment of the German withholding taxes.

Accrued restructuring charges are approximately $2.3 million at September 30, 1995. This reserve should be sufficient to cover remaining expenditures, primarily attributable to operating lease payments for closed facilities, which are expected to continue until the year 2000. The Company is attempting to sub-lease closed facilities to reduce future obligations.

In May 1995, the Company obtained a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all domestic assets of the Company. The credit agreement limits borrowing based upon the level of North American accounts receivable, modified by the previous quarter's cash collections. As of October 31, 1995, the amount available for borrowings was approximately $4.3 million. The agreement contains certain financial covenants as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments. At September 30, 1995, there were no loans outstanding under this line of credit.

In October 1988, the Company entered into a joint venture (the "Venture") with PruTech Research and Development Partnership III ("PruTech"), for the purpose of developing and marketing certain products. In March 1994, PruTech commenced an arbitration action against the Company alleging, among other things, (i) that the Company had mismanaged the Venture; (ii) that PruTech is entitled to cash distributions of 30% of Venture revenues; and (iii) that certain Venture-owned technology was used in the Company's other products. The Company has denied such allegations. The Company has agreed to pay PruTech $2.1 million (the "Purchase Price") solely in consideration of (i) the acquisition by the Company of PruTech's interest in the Venture, and (ii) the settlement of the pending arbitration action and the release by PruTech of all claims that it may have against the Company arising out of the formation and operation of the Venture. At the Company's option, the Purchase Price shall be payable in cash, by the issuance of Common Stock, or a combination thereof. The Company intends to issue to PruTech Common Stock shares having a value of $2.1 million for payment of the Purchase Price.

The Company believes that existing cash and cash equivalents and borrowing availability, together with cash generated from operations, will provide sufficient funds to meet the Company's planned operations for the foreseeable future.

                                INTERLEAF, INC.

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders held on August 17, 1995 ("Annual Meeting") the shareholders of the Company elected the following two nominees as Class II directors of the Company whose terms shall expire at the Company's 1998 shareholder meeting: Andre Harari, by a vote of 15,331,638 in favor to 259,497 against, and George D. Potter, Jr., by a vote of 15,418,207 in favor to 172,928 against. The Company also has three Class III directors Frederick B. Bamber, David A. Boucher, and Ed Koepfler, whose terms are set to expire at the annual shareholders' meeting in 1996, and two Class I directors Clinton P. Harris (as a Preferred Class I director elected solely by the Senior Series B Preferred Shareholders) and Patrick J. Sansonetti, whose terms are set to expire at the annual shareholders' meeting in 1997. At the Annual Meeting, the shareholders ratified and approved the amendment to the Company's 1993 Stock Option Plan to increase the number of shares of the Company's Common Stock available for issuance from 750,000 to 1,500,000 under the plan, by a vote of 7,670,661 in favor, 1,397,040 against, 75,423 abstentions, and 6,448,011 no votes. The shareholders also ratified and approved the selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1996, by a vote of 15,506,820 in favor, 48,478 against, and 35,837 abstentions. A more complete description of these matters appears in the Company's 1995 Proxy Statement, dated July 1, 1995.

Item 5. Other Information

Effective September 1, 1995, Andre Harari resigned as a Class II director. Accordingly, the Company currently has six directors.

Item 6. Exhibits and Reports on Form 8-K

         (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

         (b) No reports were filed on Form 8-K by the Company during the quarter ended September 30, 1995.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERLEAF, INC.

November 10, 1995

                                /s/ G. Gordon M. Large
                                -----------------------------------
                                G. Gordon M. Large
                                Executive Vice President and  Chief
                                Financial Officer
                                (Principal Financial Officer)

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

10(a)     Company's 1983 Stock Option Plan, as amended       [vi]

10(a1)    1994 Employee Stock Option Plan                    [vii]

10(a2)    1993 Incentive Stock Option Plan, as amended       [ix]

10(b)     Company's 1989 Director Stock Option Plan          [i]

10(b2)    Company's 1987 Employee Stock Purchase Plan,       [vi]
          as amended

10(c)     Company's 1989 Officer and Employee                [i]
          Severance Benefit Plans

10(cc)    Company's 1993 Director Stock Option Plan          [vi]

10(d)     Agreements between PruTech Research and            [ii]
          Development Partnership III and the Company, dated October 21, 1988.

10(e)     Exclusive Marketing and Licensing Agreement,       [i]
          between Interleaf South America, Ltd. and the Company, and related Option Agreement, dated March 31, 1989.

10(f)     Distribution and License Agreement between         [i]
          Interleaf Italia, S.r.l. and the Company, and related Joint Venture Agreement, dated
          October 31, 1988.

10(g)     Preferred Stock Purchase Agreements, for the       [ii]
          issuance of 2,142,857 shares of the Company's
          Senior Series B Convertible Preferred Stock, dated
          September 29, 1989.

10(h)     Notification to Preferred Shareholder of           [iii]
          increase in conversion ratio, dated May 18, 1992.

10(i)     Lease of Prospect Place, Waltham, MA,              [iv]
          between Prospect Place Limited Partnership and
          Interleaf, Inc., and related Agreements, dated
          March 30, 1990.

10(j)     Management Consulting Agreement between the        [v]
          Company and David A. Boucher, the Company's
          Chairman of the Board, dated July 15, 1992.

10(k)     Letter Agreement between the Company and           [vi]
          Richard P. Delio, the Company's former Sr.
          Vice President of Finance and Administration and Chief Financial Officer, dated March 30,
          1994, concerning his employment and severance with the Company.

10(l)     Letter of Separation and Management                [vii]
          Consulting Agreement between the Company and Mark K. Ruport, the Company's former President,
          Chief Executive Officer and Director, dated
          July 25, 1994, concerning his separation and consulting obligations to the Company.

10(m)     Letter Agreement between the Company and           [vii]
          Richard P. Delio, the Company's former Sr.
          Vice President of Finance and Administration and Chief Financial Officer and Acting
          President, dated August 3, 1994, concerning his employment and severance with the Company.

10(n)     Letter of Separation and Management                [vii]
          Consulting Agreement between the Company and Peter Cittadini, the Company's former Sr.
          Vice President Worldwide Operations, dated
          July 27, 1994, concerning his separation and consulting obligations to the Company.

10(o)     Executive Compensation Arrangement for David       [vii]
          A. Boucher, the Company's Chairman of the
          Board, dated July 20, 1994.

10(p)     Letter of Separation and Management                [vii]
          Consulting Agreement between the Company and Lawrence S. Bohn, the Company's former Sr.
          Vice President, Marketing and Business
          Development, dated September 20, 1994,
          concerning his separation and consulting obligations to the Company.

                          INTERLEAF, INC.


Exhibit
Number                   Description                    Method of Filing
-------                  -----------                    ----------------

10(q)     Employment and severance agreement between         [viii]
          the Company and Edward Koepfler, the
          Company's President, dated October 3, 1994.

10(r)     Loan and Security Agreement between the            [x]
          Company and Foothill Capital Corporation, dated May 2, 1995.

10(s)     Employment and severance agreement between         [x]
          the Company and G. Gordon M. Large, the
          Company's Executive Vice President and Chief
          Financial Officer, dated June 5, 1995

10(t)     Net Lease, dated August 14, 1995, between          [xi]
          Principal Mutual Insurance Company and the
          Company.

10(u)     Sublease, dated September 15, 1995, between        [xi]
          Parametric Technology Corporation and the
          Company.

10(v)     Employment and severance agreement between        Included
          the Company and Mark Cieplik, the Company's
          Vice President, Americas, dated March 17,
          1995.

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

[x] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended June 30, 1995, File Number 0-14713.

[xi] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-2, File Number 33-63785.