Form 10-Q
period 1995-12-31
INTERLEAF INC /MA/
filed 1996-02-13
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of January 31, 1996 was 16,664,721.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTERLEAF, INC.

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at December 31, 1995 and March 31, 1995. . . . . . . . . . . . . . . . . . .    3

Consolidated statements of operations for the three and nine months ended December 31, 1995 and 1994 . .    4

Consolidated statements of cash flows for the nine months ended December 31, 1995 and 1994 . . . . . . .    5

Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .    8

PART II - OTHER INFORMATION

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12


                                 INTERLEAF, INC.

                         PART I - FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                   December 31, 1995      March 31, 1995
In thousands, except for share and per
 share amounts                                        (unaudited)

                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $ 12,434            $ 10,441
Accounts receivable, net                                  20,111              22,766
Prepaid expenses and other current assets                  1,778               2,122
                                                        --------            --------
TOTAL CURRENT ASSETS                                      34,323              35,329
Property and equipment, net                                8,117              11,058
Intangible assets                                          6,409               3,801
Other assets                                                 376                 605
                                                        --------            --------
TOTAL ASSETS                                            $ 49,225            $ 50,793
                                                        --------            --------
                                                        --------            --------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                        $  2,209            $  2,687
Accrued expenses                                          14,388              16,193
Unearned revenue                                          14,025              15,649
Other current liabilities                                  1,724               5,024
                                                        --------            --------
TOTAL CURRENT LIABILITIES                                 32,346              39,553
Other liabilities                                             17                 625
                                                        --------            --------
TOTAL LIABILITIES                                         32,363              40,178
                                                        --------            --------

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:

  Series A Junior Participating, none
  issued and outstanding

  Senior Series B Convertible, issued and
  outstanding 923,304 at December 31, 1995
  and 1,728,573 at March 31, 1995                             92                 173

Common stock, par value $.01 per share,
  authorized 30,000,000 shares, issued and
  outstanding 16,656,421 at December 31,
  1995 and 14,203,027 at March 31, 1995                      167                 142

Additional paid-in capital                                72,194              67,382
Retained earnings (deficit)                              (55,446)            (57,269)
Cumulative translation adjustment                           (145)                187
                                                        --------            --------
TOTAL SHAREHOLDERS' EQUITY                                16,862              10,615
                                                        --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 49,225            $ 50,793
                                                        --------            --------
                                                        --------            --------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 INTERLEAF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three months ended December 31    Nine months ended December 31
                                                  1995          1994                1995          1994
In thousands, except for per share amounts           (unaudited)                       (unaudited)

REVENUES:
Products                                        $ 7,915       $ 7,400             $26,625      $ 24,862
Maintenance                                       7,932         8,197              24,123        23,076
Services                                          5,408         6,226              16,945        16,137
                                                -------       -------             -------      --------
TOTAL REVENUES                                   21,255        21,823              67,693        64,075
                                                -------       -------             -------      --------

COSTS OF REVENUES:

Products                                          1,598         2,492               4,822         7,035
Maintenance                                       1,300         1,685               3,983         4,920
Services                                          4,474         5,153              14,050        14,915
                                                -------       -------             -------      --------
TOTAL COSTS OF REVENUES                           7,372         9,330              22,855        26,870
                                                -------       -------             -------      --------
Gross Margin                                     13,883        12,493              44,838        37,205
                                                -------       -------             -------      --------

OPERATING EXPENSES:

Selling, general and administrative               9,545        14,110              31,398        43,287
Research and development                          3,992         3,985              11,849        12,684
Restructuring expense                                 -             -                   -         7,109
                                                -------       -------             -------      --------
TOTAL OPERATING EXPENSES                         13,537        18,095              43,247        63,080
                                                -------       -------             -------      --------
Income (loss) from operations                       346        (5,602)              1,591       (25,875)
Other income (expense)                              113          (227)                262          (498)
                                                -------       -------             -------      --------
Income (loss) before income taxes                   459        (5,829)              1,853       (26,373)
Provision (benefit) for income taxes                 30           (48)                 30         2,118
                                                -------       -------             -------      --------
NET INCOME (LOSS)                               $   429       $(5,781)            $ 1,823      $(28,491)
                                                -------       -------             -------      --------
                                                -------       -------             -------      --------
Net income (loss) per share                     $   .02       $  (.41)            $   .10      $  (2.05)
                                                -------       -------             -------      --------
                                                -------       -------             -------      --------
Shares used in computing net                     18,874        13,971              18,382        13,887
  income (loss) per share                       -------       -------             -------      --------
                                                -------       -------             -------      --------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 INTERLEAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Nine months ended December 31
                                                           1995                1994
In thousands                                                    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $ 1,823            $(28,491)
Adjustments to reconcile net income (loss)
to net cash provided by
  (used in) operating activities:
Restructuring expense                                          -               7,109
Gain from settlement of legal dispute (note 4)            (1,230)                  -
Depreciation and amortization expense                      5,833               8,113
(Gain) loss from disposal of property and equipment           (2)                142
Deferred income taxes                                          -               1,860
Changes in assets and liabilities:
  Decrease in accounts receivable, net                     2,399              15,338
  (Increase) decrease in other assets                        448                (149)
  Decrease in accounts payable and accrued expenses         (189)             (1,915)
  Decrease in unearned revenue                            (1,465)               (920)
  Decrease in other liabilities                           (2,220)             (3,051)
Other, net                                                    (2)                (61)
                                                         -------            --------
  Net cash provided by (used in) operating activities      5,395              (2,025)
                                                         -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (811)             (4,942)
Capitalized software development costs                    (3,452)             (3,062)
                                                         -------            --------
  Net cash used in investing activities                   (4,263)             (8,004)
                                                         -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                 2,655               1,408
Property and equipment financing                               -                 652
Repayment of long-term debt and capital leases            (1,680)             (1,703)
                                                         -------            --------
  Net cash provided by financing activities                  975                 357
                                                         -------            --------
Effect of exchange-rate changes on cash                     (114)                144
                                                         -------            --------
Net increase (decrease) in cash and cash equivalents       1,993              (9,528)
Cash and cash equivalents at beginning of period          10,441              23,364
                                                         -------            --------
Cash and cash equivalents at end of period               $12,434            $ 13,836
                                                         -------            --------
                                                         -------            --------




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

     3.   Noncash Financing Activities

     Senior Series B Convertible Preferred Stock holders converted 805,269 and 57,142 shares of preferred stock into 1,082,081 and 76,784 shares of the Company's common stock during the nine months ended December 31, 1995 and 1994, respectively. The Company issued 366,113 shares of common stock, during the nine months ended December 31, 1995, in connection with the exercise of warrants. The Company received no proceeds upon the conversion of the warrants into common stock. There are no warrants outstanding as of December 31, 1995.

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

     In March 1994, PruTech commenced an arbitration action against the Company alleging, among other things, (i) that the Company had mismanaged the Venture; (ii) that PruTech was entitled to cash distributions of 30% of Venture revenues; and (iii) that certain Venture-owned technology was used in the Company's other products. The Company denied such allegations.

                                 INTERLEAF, INC.


     In November 1995, the Company and PruTech reached an agreement. The Company paid PruTech $2.1 million (the "Purchase Price") solely in consideration of (i) the acquisition by the Company of PruTech's interest in the Venture, and (ii) the settlement of the pending arbitration action and the release by PruTech of all claims that it may have had against the Company arising out of the formation and operation of the Venture. The Company issued to PruTech 190,000 Common Stock shares for payment of the Purchase Price. The settlement of the arbitration action resulted in an expense reduction of approximately $1.2 million, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Venture-owned technology acquired by the Company was valued at $1.4 million and is included in Intangible assets in the Consolidated Balance Sheets.

     5.   Contingencies

     Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at December 31, 1995 has been restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

                                 INTERLEAF, INC.

                                    ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

The Company recorded net income of approximately $0.4 million and $1.8 million for its third quarter and nine months ended December 31, 1995, respectively, compared with a net loss of approximately $5.8 million and $28.5 million for the corresponding periods of fiscal 1995. The improvement in the Company's operating results was primarily attributable to a significant reduction in operating expenses, due to a reduction in personnel and facility expenses arising from the Company's fiscal 1995 restructuring. The third quarter of fiscal 1996 was positively impacted by the settlement of a long-term dispute with a joint venture partner, which resulted in an expense reduction of approximately $1.2 million. The second quarter of fiscal 1995 was adversely affected by a restructuring charge of approximately $7.1 million and a $1.9 million charge related to the revaluation of the Company's deferred tax asset. Further reductions in operating expenses from their current levels are not anticipated as the majority of the benefits from the previous year's restructuring have been realized.

REVENUES

Total revenues decreased approximately $0.6 million (3%) for the third quarter ended December 31, 1995, when compared with the same period a year ago. During the third quarter of fiscal 1995, the Company recorded a $1.8 million write-off of a customer contract. Excluding the write-off, this quarter's revenues declined approximately $2.4 million (10%) primarily due to a decline in product license and services revenue. Revenues increased approximately $3.6 million (6%) for the nine months ended December 31, 1995, when compared with the same period a year ago.

Product license revenue increased approximately $0.5 million (7%) for the third quarter ended December 31, 1995, when compared with the same period a year ago. Excluding the product license portion of the contract write-off, approximately $1.6 million, product license revenue decreased approximately $1.1 million (12%). This was attributable to declines in the North American and European regions, partially offset by an increase in Asia/Pacific/Japan. During fiscal 1996, the Company has concentrated on rebuilding and strengthening its worldwide sales force. The improvement in sales force productivity has taken longer than expected, resulting in lower than anticipated revenues. Product license revenues increased approximately $1.8 million (7%) for the nine months ended December 31, 1995, when compared with the same period a year ago. This increase was primarily attributable to the major decline in product license revenues during the first quarter of fiscal 1995, which resulted in the reorganization and restructuring of the Company initiated in September 1994, and the contract write-off discussed above. Product license revenue increased in Europe and Asia/Pacific/Japan, offset by a decline in North America.

Maintenance revenue, resulting from contracts to provide telephone support and upgrades to the Company's software products, decreased approximately $0.3 million (3%) for the third quarter ended December 31, 1995, when compared with the same period a year ago. Maintenance revenue increased approximately $1.0 million (5%) for the nine months ended December 31, 1995, when compared with the same period a year ago. The increase for the nine months was primarily due to increased contract renewals during the second quarter of fiscal 1996. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new products being shipped. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry.

                                 INTERLEAF, INC.

Services revenue, consisting of consulting and customer training revenue, decreased approximately $0.8 million (13%) for the third quarter ended December 31, 1995, when compared with the same period a year ago. Excluding the services portion of the contract write-off discussed above, approximately $0.2 million, services revenue decreased approximately $1.0 million (16%). This decrease was primarily attributable to a decrease in consulting services personnel and the decline in product license revenues. Services revenue increased approximately $0.8 million (5%) for the nine months ended December 31, 1995, when compared with the same period a year ago. This was primarily related to price increases and increased customer demand for the Company's consulting services to implement document management solutions, partially offset by a decline in training services.

Revenues from the Company's international operations were approximately $7.6 million (36%) and $24.8 million (37%) of total revenues for the third quarter and nine months ended December 31, 1995, respectively, compared with $9.1 million (42%) and $22.2 million (35%) of total revenues for the corresponding periods of fiscal 1995. These trends were primarily due to a significant increase in product license revenues in Japan and Europe during the first six months of fiscal 1996, partially offset by declines in Europe and Canada during the third quarter of fiscal 1996.

Growth in revenues for the remainder of fiscal 1996 and fiscal 1997 will be largely dependent on improving sales force productivity, customer acceptance of product upgrades and new products that shipped in fiscal 1996 and that are planned for the next year, and the Company's success in leveraging product license revenues with services to provide integrated document management solutions to its customers. The Company recently announced Intellecte/Business Web, which provides easy access to business information by enabling the use of all popular web browsers to locate and retrieve documents from enterprise document repositories utilizing the Company's document management product (RDM). In addition, the Company continued its aggressive program of product releases by completing enhancements to five products and introducing Liaison, a new strategic open Application Programming Interface for simplifying the creation of integrated document management solutions, during the third quarter of fiscal 1996.

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

COSTS OF REVENUES

Cost of product revenues includes amortization of capitalized software development costs; product media, documentation materials, packaging and shipping costs; and royalties paid for licensed technology. Cost of product revenues declined approximately $0.9 million (36%) and $2.2 million (31%) for the third quarter and nine months ended December 31, 1995, respectively, when compared with the same periods a year ago. The decline was primarily related to decreased amortization of capitalized software development costs due to the write-down of capitalized software development costs in the fourth quarter of fiscal 1995 associated with older software products for which revenue projections did not support the capitalized amounts. Also contributing to the decrease in cost of product revenues was a decline in royalties associated with certain time-based royalty agreements. Cost of maintenance revenues declined approximately $0.4 million (23%) and $0.9 million (19%) for the third quarter and nine months ended December 31, 1995, respectively, when compared to the same periods a year ago, primarily due to a decrease in customer support personnel related to the Company's fiscal 1995 restructuring. Cost of services revenue decreased approximately $0.7 million (13%) and $0.9 million (6%) for the third quarter and nine months ended December 31, 1995, respectively, when compared to the same periods a year ago, primarily attributable to a decline in services personnel.

                                 INTERLEAF, INC.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses decreased approximately $4.6 million (32%) and $11.9 million (27%) for the third quarter and nine months ended December 31, 1995, respectively, when compared with the same periods a year ago. This was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1995 restructuring. Additionally, the settlement of a long-term dispute with a joint venture partner resulted in an expense reduction of approximately $1.2 million in the third quarter of fiscal 1996. Excluding the contract write-off in fiscal 1995 and the dispute settlement in fiscal 1996, SG&A expenses were approximately 51% and 60% of total revenues for the third quarters ended December 31, 1995 and 1994, respectively. The Company intends to increase its investment in marketing expenditures to increase its visibility and create new sales opportunities.

Research and development ("R&D") expenses consist primarily of personnel expenses to support product development offset by capitalized software development costs. R&D expenses remained relatively stable for the third quarter ended December 31, 1995, when compared with the same period a year ago. For the third quarters ended December 31, 1995 and 1994, R&D expenses were approximately 19% and 18%, respectively, of total revenues. R&D spending, which excludes the offset for capitalized software development costs, represented approximately 24% and 23% of total revenues, respectively. R&D expenses decreased approximately $0.8 million (7%) for the nine months ended December 31, 1995, when compared with the same period a year ago. This was primarily due to reduced personnel expenses associated with the Company's fiscal 1995 restructuring and increased capitalization of software development costs through the second quarter of fiscal 1996. Capitalized software development costs in the third quarter of fiscal 1996 declined from the previous quarter as several major product releases were completed near the end of the second quarter. The Company continues to work on several product upgrades and new products which are expected to be released during the fourth quarter of fiscal 1996 and beginning of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $12.4 million of cash and cash equivalents at December 31, 1995, an increase of approximately $2.0 million from March 31, 1995. The increase was primarily attributable to the Company's profitability for the nine months ended December 31, 1995 and proceeds from common stock issuances related to its stock option plans and employee stock purchase plan of
approximately $2.7 million.   This positive impact was partially offset by
significant expenditures to liquidate collateralized and other lease obligations of approximately $1.7 million and restructuring payments of approximately $1.6 million. Capital expenditures were approximately $0.8 million, a significant reduction from the prior fiscal year. Future commitments consist primarily of operating leases related to both open and closed facilities. As discussed in note 5 to the consolidated financial statements, approximately $1.1 million of the cash and cash equivalents balance at December 31, 1995 has been restricted for potential payment of German withholding taxes.

The Company relocated part of its headquarters operations in October 1995. The Company expended approximately $1.1 million related to prepaid rent, leasehold improvements and moving costs to the new building through December 1995. The reduction in office space and rental rate and sub-lease of the vacated space will result in annual cash and expense savings slightly in excess of $1.0 million beginning in fiscal 1997.

Accrued restructuring charges are approximately $1.7 million at December 31, 1995. This reserve should be sufficient to cover remaining expenditures, primarily attributable to operating lease payments for closed facilities, which are expected to continue until the year 2000. The Company has sub-leased all major closed facilities.

                                 INTERLEAF, INC.

In May 1995, the Company obtained a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all domestic assets of the Company. The credit agreement limits borrowing based upon the level of North American accounts receivable, modified by the previous quarter's cash collections. As of January 31, 1996, the amount available for borrowings was approximately $3.6 million. The agreement contains certain financial covenants as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments. At December 31, 1995, there were no loans outstanding under this line of credit.

As discussed in note 4 to the consolidated financial statements, the Company and PruTech Research and Development Partnership III ("PruTech") reached a settlement to end their joint venture (the "Venture") agreement. The Company paid PruTech $2.1 million (the "Purchase Price") solely in consideration of (i) the acquisition by the Company of PruTech's interest in the Venture, and (ii) the settlement of the pending arbitration action and the release by PruTech of all claims that it may have against the Company arising out of the formation and operation of the Venture. The Company issued to PruTech 190,000 Common Stock shares for payment of the Purchase Price.

The Company believes that existing cash and cash equivalents and borrowing availability, together with cash generated from operations, will provide sufficient funds to meet the Company's planned operations for the foreseeable future.

                                 INTERLEAF, INC.

                           PART II - OTHER INFORMATION

Item 5. Other Information

On November 22, 1995, the Company accepted the resignation of Paul English as Senior Vice President, Product Management. Eric Severson was appointed Vice President and Chief Strategist on January 8, 1996.

Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

        (b) No reports were filed on Form 8-K by the Company during the quarter ended December 31, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERLEAF, INC.

February 12, 1996




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

                                 INTERLEAF, INC.

                                  EXHIBIT INDEX


Exhibit
Number                             Description                  Method of Filing
-------                            -----------                  ----------------
10(a)     Company's 1983 Stock Option Plan, as amended                [v]

10(a1)    1994 Employee Stock Option Plan                             [vi]

10(a2)    1993 Incentive Stock Option Plan, as amended                [viii]

10(b)     Company's 1989 Director Stock Option Plan                   [i]

10(b2)    Company's 1987 Employee Stock Purchase Plan, as             [v]
          amended

10(c)     Company's 1989 Officer and Employee Severance               [i]
          Benefit Plans

10(cc)    Company's 1993 Director Stock Option Plan                   [v]

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

10(h)     Notification to Preferred Shareholder of increase in        [iii]
          conversion ratio, dated May 18, 1992.

10(i)     Lease of Prospect Place, Waltham, MA, between Prospect      [iv]
          Place Limited Partnership and Interleaf, Inc., and related Agreements, dated March 30, 1990.

10(k)     Letter Agreement between the Company and Richard P.         [v]
          Delio, the Company's former Sr. Vice President of
          Finance and Administration and Chief Financial
          Officer, dated March 30, 1994, concerning his employment and severance with the Company.

10(l)     Letter of Separation and Management Consulting              [vi]
          Agreement between the Company and Mark K. Ruport, the Company's former President, Chief Executive
          Officer and Director, dated July 25, 1994, concerning his separation and consulting obligations to the Company.

10(m)     Letter Agreement between the Company and Richard P.         [vi]
          Delio, the Company's former Sr. Vice President of
          Finance and Administration and Chief Financial Officer and Acting President, dated August 3, 1994, concerning his employment and severance with the Company.

10(n)     Letter of Separation and Management Consulting              [vi]
          Agreement between the Company and Peter Cittadini, the Company's former Sr. Vice President Worldwide
          Operations, dated July 27, 1994, concerning his separation and consulting obligations to the Company.

10(o)     Executive Compensation Arrangement for David A.             [vi]
          Boucher, the Company's Chairman of the Board, dated
          July 20, 1994.

10(p)     Letter of Separation and Management Consulting              [vi]
          Agreement between the Company and Lawrence S. Bohn, the Company's former Sr. Vice President, Marketing and Business Development, dated September 20, 1994, concerning his separation and consulting obligations to the Company.

10(q)     Employment and severance agreement between the              [vii]
          Company and Edward Koepfler, the Company's President, dated October 3, 1994.

                                 INTERLEAF, INC.

Exhibit
Number                             Description                  Method of Filing
-------                            -----------                  ----------------
10(r)     Loan and Security Agreement between the Company and         [ix]
          Foothill Capital Corporation, dated May 2, 1995.

10(s)     Employment and severance agreement between the              [ix]
          Company and G. Gordon M. Large, the Company's
          Executive Vice President and Chief Financial Officer, dated June 5, 1995

10(t)     Net Lease, dated August 14, 1995, between Principal         [x]
          Mutual Insurance Company and the Company.

10(u)     Sublease, dated September 15, 1995, between Parametric      [x]
          Technology Corporation and the Company.

10(v)     Employment and severance agreement between the Company      [xi]
          and Mark Cieplik, the Company's Vice President,
          Americas, dated March 17, 1995.

10(w)     Agreement between PruTech Research and Development        Included
          Partnership III and the Company, dated November 14,
          1995.

11        Computation of Earnings Per Share                         Included

27        Financial Data Schedule                                   Included

_______________________





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

[vi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30,
1994, File Number 0-14713.

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

[x] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-2, File Number 33-63785.

[xi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30,
1995, File Number 0-14713.