Form 10-K405
period 1996-03-31
INTERLEAF INC /MA/
filed 1996-07-01
CIK 793604

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                            -------------------------
                                    FORM 10-K
                            -------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -------------------------
For the fiscal year ended:                         Commission File Number:
      MARCH 31, 1996                                       0-14713
                            -------------------------
                                 INTERLEAF, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            -------------------------
      Massachusetts                                       04-2729042
 (STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NUMBER)

                                62 Fourth Avenue
                          Waltham, Massachusetts 02154
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                          Telephone No.: (617) 290-0710
                            -------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                           ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 17, 1996 was $115,867,114 based upon the last reported sales price of the Common Stock in the National Market System, as reported by NASDAQ on such date.
                            -------------------------
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of the registrant's Common Stock, $.01 par value, outstanding at June 17, 1996 was 17,297,671.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on August 8, 1996. (Part III)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

General

     Interleaf-Registered Trademark-, Inc. and its subsidiaries ("Interleaf" or the "Company") develop and market software that is used in the creation, management, and distribution of documents. The Company's software enables customers to compose, edit, view and print documents, while also facilitating their electronic management, preparation, conversion and distribution, thereby enabling the Company to offer its customers an integrated document management ("IDM") solution.

     Since the Company's inception, Interleaf has primarily focused on the development and marketing of electronic publishing software on 32-bit Unix workstations ("Workstations") manufactured by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("Digital"), Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), and on Intel-based personal computers ("PCs"). During fiscal 1996, the Company completed porting most of its software products to the Windows NT and Windows 95 operating systems developed by Microsoft Corporation.

     While the demand for electronic publishing products on Workstations and PCs has matured, companies are requiring specific applications to integrate, control, and distribute documents as an essential part of their businesses. This market, however, has evolved slowly and has required that the Company reduce its asset base and employment level. In September 1993, the Company recorded a restructuring charge of $3 million, reducing employment by approximately 5%. As the Company's electronic publishing revenue continued to decline in fiscal 1995, the Company recorded a $7.1 million restructuring charge in September 1994, reduced employment by approximately 25%, closed and consolidated 19 of the Company's sales offices worldwide, and relocated its corporate headquarters. As a result in fiscal 1996, operating expenses were reduced by approximately $18 million, while revenue was flat. Moreover, during fiscal 1996, since the Company has been increasing its focus on developing and marketing IDM applications, it restructured its sales force, including its senior sales management.

     In fiscal 1997, the Company will continue its focus on developing IDM applications to solve specific business problems for its customers, such as ISO 9000 applications for the manufacturing environment, and sales force automation and integration. In May 1996, Interleaf acquired The Learning Alliance, Inc. to utilize its sales force automation and integration technology in developing new applications in this area. The Company's future revenue growth will be largely dependent on its ability to develop these new applications and its reorganized sales force to sell them successfully into the marketplace.

PRODUCTS AND SPECIALIZED SERVICES

     The Company currently markets an integrated suite of software products that are sold both individually and as part of an IDM solution. The products include Interleaf 6 for publishing, WorldView for on-line distribution of document collections, Intellecte/Access and RDM for document management, Cyberleaf and Intellecte/BusinessWeb for Internet and intranet publishing and document management, and Avalanche products for document preparation and conversion. The Company also markets specialized services that include consulting and training to enable its customers to deploy their IDM solutions.

     INTERLEAF 6. Interleaf 6 operates on Sun, Digital, HP and IBM Workstations, and supports the industry standard graphical user interface, Motif. During fiscal 1996, the Company completed porting Interleaf 6 to Windows NT and Windows 95 developed by Microsoft Corporation.

     Interleaf 6 is a production publishing engine that provides the capabilities to develop solutions for customers' complex document processes. Information-driven and collaborative publishing processes require a publishing engine to assimilate information from documents that originate from a variety of sources. These documents may be either a single document containing thousands of pages or a collection or library of interrelated documents. Interleaf 6 enables customers to reuse this information and re-purpose it for different distribution media: paper, Internet, local area network ("LAN"), wide area network ("WAN"), or CD-ROM. These documents share common characteristics such as multiple authors, controlled revisions and long life cycles. Interleaf 6 automates complex document processes by providing tools for creating and maintaining documentation. By leveraging 32-bit operating environments, Interleaf 6 can execute rapid changes across large document collections, maintaining cross references, autonumbering and pagination.

     Foreign language versions of Interleaf 6 are available in French, Italian and German. In fiscal 1996, the Company completed a Japanese version. Interleaf 6 is sold in modules. In the United States, the base module is priced at $1,395 and the complete package is $15,000. Interleaf 6 is subject to volume price discounts, depending on the amount committed to by a customer.

     WORLDVIEW. WorldView is a comprehensive electronic document distribution system which enables customers to transform various types of electronic data into collections of interrelated information for distribution online, by CD-ROM, diskette or other media type for viewing on PCs and Workstations and is available in English, French, Italian, Spanish, German and Japanese languages. Customers may merge and assimilate documents ranging from single page reports to thousands of pages of documentation that may originate in different formats and different applications throughout an organization, thereby allowing customers to build comprehensive electronic distribution applications designed specifically for their document processes. WorldView also offers the ability to enhance information with formatting, structure, graphical road maps and access tools.

     These products have a list price starting at $195 in the United States. WorldView Press, the tool that customers use to prepare their documents created by either Interleaf or non-Interleaf authoring tools, for electronic viewing, starts at $5,000. WorldView is subject to volume discounts.

     RDM. Interleaf's RDM is a product for use on PCs and Workstations that enables users to manage documents, whether created with Interleaf 6 or other authoring products, in large document databases. RDM manages documents through the creation, revision, and approval processes. It provides users with a central document repository that manages document workflow, security, relationships and revisions, particularly relevant in regulated and quality-driven processes. This product has a list price starting at approximately $36,000 in the United States.

     INTELLECTE/ACCESS. This product combines RDM, WorldView and optionally Interleaf 6, with implementation services, for complex IDM projects. Since many IDM projects require the integration of workflow, authoring, and viewing with document management tools, Intellecte/Access enables customers to adopt this integration package in a standard format. The Intellecte/Access service offering tailors the integrated system to the customer's specific environment. In the United States, Intellecte/Access is priced at $175,000, depending on services needed by the customer.

     INTELLECTE/BUSINESS WEB. This product offers Internet access to an RDM-managed knowledge repository using a standard Web browser. Introduced in fiscal 1996, this product lists for approximately $25,000.

     CYBERLEAF. This Internet product was introduced in November 1994 and enables customers to publish documents on the Internet. Customers use Cyberleaf to transform word processing files into Internet webs, ready to be viewed by standard web browsers on the World Wide Web. Cyberleaf provides a complete web production environment so information can be maintained in a single source. This product has a list price of $1,595 in the United States.

     LIAISON. Liaison is an open Application Programming Interface designed to facilitate the development of IDM applications. Released in fiscal 1996, Liaison's object-oriented framework is standards-based and makes it easy to rapidly create networked solutions that operate across applications and platforms. The price of this product begins at $499.

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

     SERVICES. The Company continues to implement its services strategy of providing consulting and training to its customers to enable them to deploy their IDM solutions, utilizing Interleaf's software products. During the fiscal years ended March 31, 1996, 1995 and 1994, worldwide revenues from services were approximately $21.5, $22.6 million, and $19.6 million respectively, representing approximately 24%, 26%, and 18% respectively, of the Company's total revenues.

     MARKETS AND CUSTOMERS. Interleaf has historically directed its marketing efforts primarily to the technical documentation segment of the electronic publishing market. As this segment has matured, the Company has been diversifying into IDM solutions, with emphasis on vertical markets. In fiscal 1997, the Company expects to identify and create applications to solve specific business problems, such as ISO 9000 certification in manufacturing and sales force automation and integration. Customers in these new markets require software products from the Company that create, manage and disseminate document based information to meet their specific business problems.

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

     DIRECT SALES/SERVICES. In the United States, the Company employs approximately 174 persons engaged in direct sales, sales support, and services activities. Services includes employees engaged in project management, customized services and pre-sales activities. Interleaf maintains sales and service offices in 8 United States locations.

     ALTERNATE CHANNELS. The Company has entered into agreements with a number of value-added resellers to market and distribute its software products. Currently, the Company has approximately 80 resellers in the United States who resell its software products. During the fiscal year ended March 31, 1996, domestic revenues attributable to VAR sales totaled approximately 5% of the domestic revenues, compared with 6% of the domestic revenues in both fiscal 1995 and fiscal 1994.

     Overall, domestic revenue from the direct and alternate channels, including services and customer support, accounted for approximately $55 million for the fiscal year ended March 31, 1996, representing approximately 62% of the Company's revenues for such year, compared with approximately $57 million or 65% of total revenues for fiscal 1995, and $68 million or 61% of total revenues for fiscal 1994.

     INTERNATIONAL. The Company primarily markets its software products and specialized services in Canada, Europe and Asia through its wholly-owned subsidiaries. In Italy, however, Interleaf products are sold exclusively through Interleaf Italia S.r.l. The Company has an equity interest of approximately 30% in Interleaf Italia S.r.l., and has the right to purchase the remaining equity at a formula price based upon investment by the other shareholders in such entity, as well as its sales and profitability. Since April 1989, Interleaf has been selling its products in Latin America through Interleaf Americas, Ltd., an exclusive distributor. The revenues from Interleaf Americas have been insignificant.

     In August 1992, Interleaf established a wholly owned subsidiary in Japan to market the Company's Japanese language products. This subsidiary has been primarily selling through Japanese distributors and resellers who have significant services capabilities, and not directly to end users as the Company generally does outside of Japan.

     Sales and support offices for these non-U.S. entities are maintained in nearly all major European cities; the Company also has offices in Ottawa, Canada; Tokyo, Japan; and Sydney and Melbourne, Australia.

     Overall, international sales, including services and customer support, accounted for approximately $34 million for the fiscal year ended March 31, 1996 or 38% of total revenues, compared with approximately $31 million or 35% of total revenues for fiscal 1995, and approximately $43 million or 39% of total revenues for fiscal 1994. As of March 31, 1996, 157 employees work in the Company's international operations, including 15 in customer support.

CUSTOMER SUPPORT

     Many of Interleaf's customers enter into customer support agreements. The Company employs 41 persons in customer support at its corporate headquarters, and approximately 15 outside the United States. Each customer who has entered into a standard support contract receives telephone access to the Company's customer support staff and bug fixes and upgrades to Interleaf products covered under the support contract. Worldwide revenues from customer support were $32.3 million, representing approximately 36% of total revenues for fiscal year ended March 31, 1996, compared with $30.7 million or 35% of total revenues for fiscal year ended March 31, 1995, and $30.7 million, or 28% of total revenues, for the fiscal year ended March 31, 1994.

     In the United States, the list price for standard support for Interleaf 6 is approximately $450 per year, generally paid annually in advance, with the price increasing to $3,495 per year for Interleaf 6, with all options. Pricing for support of the Company's WorldView product is listed at 20% of end-user price, depending upon the configuration, with support for the Company's RDM product being priced at approximately 20% of end-user price. If non-standard support by a customer is required, prices will vary substantially.

PRODUCT DEVELOPMENT AND ENGINEERING

     The software industry is characterized by rapid technological change which requires the continuing enhancement of existing products, development of new products and the porting of these products to new hardware platforms, operating systems, and to various industry standard graphical user interfaces and operating systems: (1) Motif-Registered Trademark-, (2) Windows, and (3) Windows NT. During fiscal 1996, the Company completed its port of Interleaf 6 to operate on the Windows NT and Windows 95 operating systems. The Company also completed porting its WorldView and RDM products in client mode to operate on the Windows NT operating system in fiscal 1996.

     In fiscal 1996, as the Internet and intranets grew in the marketplace, the Company developed its Intellecte/BusinessWeb product to enable its IDM solutions to be utilized with these emerging technologies. In fiscal 1997, the Company expects to continue to shift development and engineering resources toward the development of business specific applications, such as sales force automation and integration.

     During the fiscal years ended March 31, 1996, 1995 and 1994, the Company's product development and engineering expenses, including the amortization of software development costs, were approximately $19.1 million, $22.1 million, and $21.2 million respectively, representing 22%, 25%, and 19% respectively, of the Company's total revenues. As of March 31, 1996, the Company had 169 employees engaged in product development and engineering.

MANUFACTURING

     The Company's manufacturing operations are engaged in the duplication of tapes and diskettes, assembling, and final packaging.

BACKLOG

     The Company generally manufactures its software on the basis of its forecast of near-term demand and generally ships to end users within 30 days after receipt of the order. Consequently, the Company's product backlog at this time is not indicative of future sales levels. The Company does not regard the amount of backlog at any time to be material to a current understanding of its business. As the Company continues to expand its IDM business, which combines products and services, project back-logs are expected to develop which may be significant to understanding the business.

COMPETITION

     The electronic publishing, viewing, and document management markets are highly competitive. Interleaf competes with a number of companies and expects that other companies not currently in the electronic publishing, viewing, and document management market may introduce competing products. In addition, the introduction and market acceptance of new technologies such as the Internet and intranet, may also offer new forms of competition to the Company's existing products.

     At the low end of the electronic publishing and viewing market, the Company competes with Adobe Systems Inc. Principal competitive factors include product functionality, customer support, ease of use, integration, and price. In the document management market, the Company competes with numerous companies, including Documentum, Inc.

     The Company believes that its core products, integrated with each other, blended with specialized services, and used across different hardware platforms, are its principal competitive advantage in a market that is fragmented with many companies offering only separate parts of a solution. The Company also believes that its ability to provide IDM solutions for customer specific business problems will increasingly distinguish the Company from its competitors.

EMPLOYEES

     As of March 31, 1996, the Company, worldwide, employed 647 full-time employees, of whom 169 were employed in research and development, which includes quality assurance and technical documentation, 174 in domestic sales operations, including services, 41 in domestic customer support, 36 in corporate marketing, 70 in finance and administration, and 157 in the Company's international operations. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in demand throughout the industry. None of the Company's employees are represented by a labor union. Interleaf believes that its employee relations are good.

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

ITEM 2. PROPERTIES

     The Company's principal executive, administrative and research and development operations are located in two adjacent buildings, cumulatively totalling approximately 110,000 square-feet in Waltham, Massachusetts, both of which the Company occupies under leases expiring in December 2000.

     The Company also leases sales and support offices in 8 locations in the United States and 14 foreign locations for its subsidiaries.

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

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company are listed below:

MARK H. CIEPLIK, 41, joined the Company as Vice President, Americas, in May 1995. Prior to that date, he was employed by System Software Associates, Inc. ("SSA"), a developer of manufacturing software, from December 1991, serving as Director of North American Branch Operations and Major Account Sales. Before joining SSA, he served in various senior sales management positions with IBM, starting in 1975, most recently serving as Director of Sales commencing in 1988.

STANLEY C. DOUGLAS, 52, joined the Company as Senior Vice President, Software Operations, in February 1996. Prior to joining the Company, Mr. Douglas was Vice President and Chief Information Officer of Monadnock Paper Mills, a manufacturer of paper, from November 1993 to February 1996; and from July 1989 to July 1993, he served as Director of Information Systems at Vitalink Communications, Inc., a network systems company.

FREDERICK J. EGAN, 49, has served as Vice President, Asia/Pacific/Japan from March 1989; prior to that date he was Vice President for Third Party Operations from June 1985. Mr. Egan joined the Company in 1983.

STEPHEN J. HILL, 40, joined the Company in May 1993, as General Manager of the Company's UK subsidiary, and was promoted to Vice President, Europe in June 1994. Prior to joining the Company, Mr. Hill was employed by Oracle Development Corporation, a software developer of database products from 1988 in various senior management positions, where he had most recently been General Manager-Major Accounts, of Oracle Development Corporation UK Ltd. from January 1990.

ED KOEPFLER, 47, joined the Company as President, Chief Executive Officer and Director, in November 1994. Prior to joining the Company, Mr. Koepfler was employed by System Software Associates, Inc., a developer of manufacturing software, from August 1985 in various senior operational and sales management positions, serving as its Vice President for North American Operations from January 1992 to November 1994, and Vice President of Operations from January 1989 to December 1991.

G. GORDON M. LARGE, 56, became Executive Vice President and Chief Financial Officer of the Company in June 1995. Prior to joining the Company, Mr. Large was Executive Vice President and Chief Financial Officer of Card Establishment Services, Inc. ("CES"), a merchant credit card processor, and its parent, CESI Holding, Inc. ("CESI"). Mr. Large joined CES and CESI as Senior Vice President, Strategic Planning and Business Development in October 1993, and became Chief Financial Officer in December 1993 and Executive Vice President in February 1994. Previously, Mr. Large served as Senior Vice President and Chief Financial Officer of Systems Center, Inc., a systems software company, from February 1992 until July 1993. From December 1988 until June 1991, Mr. Large was Chief Financial Officer of Pansophic Systems, Inc., a systems and applications software company, also serving as Vice President from December 1988 until June 1990 and Senior Vice President from June 1990 until October 1991.

BOB MAHER, 44, joined the Company as Vice President, Technology in May 1994, and was elected an executive officer in June 1995. Prior to joining the Company, he was employed by Autodesk Development, Inc., a developer of engineering and CAD-CAM software, as Manager of the European Software Center from June 1993 to May 1994. Prior to joining Autodesk, from June 1991 to June 1993, Mr. Maher was employed by Borland International, a developer of personal computer application software, as Manager of Workgroup Software. Prior to joining Borland, Mr. Maher was employed by Lotus Development Corporation, a developer of personal computer application software, in various engineering management positions, most recently serving as Director of Software Development from 1988 to June 1991.

There is no family relationship among the foregoing individuals.

Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     The Company's common stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol LEAF. On May 17, 1996, there were 939 holders of record of the Company's common stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.



QUARTER ENDED           JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   YEAR
- --------------------------------------------------------------------------------
FISCAL 1996
Common stock prices
High                    $8          $11            $12 5/8     $10 3/8   $12 5/8
Low                      4 1/4        7 1/4          7 1/4       6 1/8     4 1/4
Close                    7 3/8       10             10 1/8       8 7/8     8 7/8
- --------------------------------------------------------------------------------
FISCAL 1995
Common stock prices
High                    $7 1/2       $4 7/8         $4 5/8      $6        $7 1/2
Low                      5            2 1/2          3 1/4       2 7/8     2 1/2
Close                    5 1/4        4 3/8          3 1/2       4 7/8     4 7/8
- --------------------------------------------------------------------------------

     The Company has never paid cash dividends. The Company is restricted from paying cash dividends during the term of its credit agreement.

ITEM 6. SELECTED FIVE-YEAR FINANCIAL DATA




(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
YEAR ENDED MARCH 31                             1996 a    1995 b    1994 c      1993     1992 d
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Total revenues                                 $88,557   $87,856  $111,229  $117,341   $100,299
- -----------------------------------------------------------------------------------------------
Net income (loss)                                  311   (48,362)   (8,448)    9,303      5,984
- -----------------------------------------------------------------------------------------------
Net income (loss) per share                      $0.02    $(3.47)   $(0.63) $   0.55      $0.38
- -----------------------------------------------------------------------------------------------
Shares used in computing net income (loss)
   per share                                    18,495    13,938    13,384    16,836     15,704
- -----------------------------------------------------------------------------------------------
Total assets                                   $48,916   $50,793   $96,884  $ 99,519    $87,573
- -----------------------------------------------------------------------------------------------
Long-term obligations                                3       625     1,565     1,857      2,559
- -----------------------------------------------------------------------------------------------
Total shareholders' equity                     $15,419   $10,615   $56,632  $ 63,126    $52,108
- -----------------------------------------------------------------------------------------------
Common stock outstanding                        16,698    14,203    13,631    13,064     12,434
- -----------------------------------------------------------------------------------------------


               a. Fiscal 1996 results include a $1.2 million benefit from the settlement of a long-term dispute with a joint venture partner.

               b. Fiscal 1995 results include a $17.2 million charge for the write-down of intangible assets, a $7.1 million charge for restructuring of the Company's worldwide operations, and a $1.9 million charge for revaluation of the Company's deferred tax asset.

               c. Fiscal 1994 results include a $4 million charge for acquired in-process research and development in connection with the acquisition of Avalanche Development Company in June 1993, a $3 million charge for restructuring of the Company's worldwide operations, and a $1.9 million benefit upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective April 1, 1993.

               d. Fiscal 1992 results include the impact of the acquisition of Interleaf GmbH in July 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

R E S U L T S  O F  O P E R A T I O N S

          OVERVIEW: During the last three fiscal years, fiscal 1994 through 1996, the Company has experienced significant changes to all aspects of its business: a new management team is in place, the Company's cost structure has been significantly reduced, and the Company's business strategy has evolved into a focus on developing and supporting integrated document management (IDM) solutions. As a result of these changes, the Company's operating results have improved from net losses of approximately $8.4 million and $48.4 million in fiscal 1994 and 1995 respectively, to earning a small profit of approximately $0.3 million in fiscal 1996. The Company had historically derived a majority of its product revenue from its authoring products. Authoring product license revenue experienced slowing growth in fiscal 1993, declined in fiscal 1994, and by the end of fiscal 1995, had declined significantly from the beginning of fiscal 1993. As a result, during fiscal 1994 and 1995, the Company initiated two restructurings, resulting in a new senior management team, a 25% reduction in the Company's worldwide employment during fiscal 1995, and the elimination and/or consolidation of its corporate headquarters and 23 sales offices. These initiatives resulted in annual cost savings of approximately $18 million in fiscal 1996, when compared with fiscal 1995.

          In fiscal 1996, the Company began to realize some of the benefits of the initiatives taken in fiscal 1994 and 1995, as it succeeded in returning to profitability. Revenue stabilized as a continued decline in authoring product license revenue was offset by growing IDM solution revenues. The focus on IDM solutions required major changes in the worldwide sales organization; by the fourth quarter of fiscal 1996, about two-thirds of the Company's sales force, as well as sales management, had been with the Company fewer than twelve months. In addition, the Company released major enhancements across its entire product line as well as several important new products during fiscal 1996, and expects to release a number of additional new products in fiscal 1997. Based on anticipated increasing productivity of the sales force and favorable acceptance of the new and enhanced products, the Company expects to show improved results during the latter part of fiscal 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          REVENUES

          PRODUCT: Total revenues were relatively stable in fiscal 1996 from 1995, compared to a decrease of 21% in fiscal 1995 from 1994. The decrease in fiscal 1995 was due to an approximately $26.3 million (43%) reduction in product license revenue, specifically from the decline in licensing of the Company's authoring products. This was primarily attributable to the increasing power of personal computers and popularity of Windows-based publishing software, for which the Company did not have any offerings until fiscal 1996, and the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue. This trend continued during fiscal 1996 as a decline in authoring product license revenue was offset by increases in IDM solution revenue. Moreover, during fiscal 1996, the Company has concentrated on rebuilding and strengthening its worldwide sales force. The expected improvement in sales force productivity has taken longer than planned, resulting in a slower return to product license growth.

          MAINTENANCE: Maintenance revenue, resulting from contracts to provide telephone support and upgrades to the Company's software products, was relatively stable in fiscal 1996, 1995 and 1994. This stability, during a time of decreasing product licensing, was largely attributable to renewals from the Company's very large, long-term customers primarily in the aerospace/defense industry. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new IDM solution sales. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry.

          SERVICES: Services revenue, consisting of consulting and customer training revenue, decreased by $1.1 million (5%) in fiscal 1996 from 1995, compared to an increase of $3.0 million (15%) in fiscal 1995 from 1994. The Company leverages software product licenses with services to provide IDM solutions to its customers. During fiscal 1995, the Company worked on several large service projects which were completed during early fiscal 1996. The increase in fiscal 1995 from 1994 was primarily due to these projects, which increased employee utilization rates, and price increases implemented during 1995. The decline in fiscal 1996 was primarily attributable to the decrease in product license revenues during the last two quarters of fiscal 1996, a decrease in services personnel, and lower training revenue associated with the decline in authoring software product licensing.

          NORTH AMERICA: Revenues were approximately $57.1 million (64%), $60.0 million (68%), and $72.4 million (65%) of total revenues during fiscal 1996, 1995, and 1994, respectively. The decline in fiscal 1996 was primarily due to a decrease in product license and training revenues. The decrease in fiscal 1995, when compared with fiscal 1994, was due to a significant decline in authoring product license revenues, partially offset by an increase in services revenue.

          INTERNATIONAL: Revenues from the Company's international operations were approximately $31.5 million (36%), $27.9 million (32%), and $38.8 million (35%) of total revenues during fiscal 1996, 1995, and 1994, respectively. The increase in fiscal 1996 was primarily due to an increase in electronic distribution software licensing agreements in Europe and increased demand from resellers in Japan, partially offset by a decline in European services. The decrease in fiscal 1995, when compared with fiscal 1994, was due to a significant reduction in product license revenues in Europe, primarily authoring products, and a decrease in demand from resellers in Japan. This was partially offset by increased services revenue in Europe.

          Product license revenue in Japan is volatile because the Company distributes its products through a network of large credit-worthy resellers and integrators who typically enter into large upfront fixed fee license agreements. Revenue in Japan during a given period is dependent on the success of the resellers and integrators in licensing the Company's products to end-user customers.

          FISCAL 1997: During fiscal 1997, the Company plans to develop several IDM-based product offerings which solve specific business problems such as sales force automation and integration, quality and health and safety compliance in manufacturing, and customer reporting in the financial services industry. As part of this strategy, the Company acquired The Learning Alliance, Inc. (TLA) in May 1996 and recently announced Intellecte/Sales Team, a product offering that combines the Company's Intellecte/BusinessWeb solution with TLA's sales methodology and sales process management software into a sales force automation application. Growth in revenues during fiscal 1997 will be largely dependent on improving sales force productivity, the effectiveness of the Company's increased investment in marketing and lead generation programs, customer acceptance of the new and enhanced software products released in fiscal 1996 and planned for the next year, and the Company's success in leveraging software products with services to provide IDM solutions to its customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COSTS OF REVENUES

          Cost of product revenues includes amortization of capitalized software development costs; product media, documentation materials, packaging and shipping costs; and royalties paid for licensed technology. Cost of product revenues declined approximately $4.4 million (41%) in fiscal 1996 from 1995, compared to an increase of approximately $1.2 million (13%) in fiscal 1995 from 1994. In the fourth quarter of fiscal 1995, the Company recorded a write-down of capitalized software development costs associated with older software products for which revenue projections did not support the capitalized amounts. Also contributing to the high cost of product revenues during fiscal 1995 were fixed overhead costs and certain time-based royalty agreements. The decrease in fiscal 1996, when compared with fiscal 1995, was primarily related to lower amortization of capitalized software development costs, due to the fiscal 1995 write-down, and a decline in royalties associated with certain time-based royalty agreements. Further savings from the fiscal 1996 level are not anticipated. Cost of maintenance revenue decreased by approximately $1.0 million (16%) in fiscal 1996 from 1995, compared to a decrease of approximately $0.7 million (11%) in fiscal 1995 from fiscal 1994. The decreases in the last two years were primarily related to a reduction in customer support personnel associated with the Company's fiscal 1995 restructuring. Further savings from the fiscal 1996 level are not anticipated. The decrease in cost of services revenue of approximately $1.3 million (7%) in fiscal 1996 from 1995 and approximately $1.0 million (5%) in fiscal 1995 from fiscal 1994, was primarily related to a decline in services personnel during the last two years. Costs of services in fiscal 1997 is dependent on the Company's revenue associated with combining software products and services into IDM solutions.

          OPERATING EXPENSES

          SELLING, GENERAL AND ADMINISTRATIVE (SG&A): SG&A expenses decreased by approximately $12.5 million (23%) in fiscal 1996 from 1995, compared to a decrease of approximately $3.7 million (6%) in fiscal 1995 from fiscal 1994. The decline in SG&A expenses over the last two years was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1995 restructuring. Also contributing to lower SG&A expenses in fiscal 1996 was the settlement of a long-term dispute with a joint venture partner that resulted in a non-recurring expense reduction of approximately $1.2 million (see Note 12 to the Consolidated Financial Statements for further discussion). Further SG&A expense reductions are not anticipated as the full benefit of the restructuring programs have been realized. Additionally, the Company intends to increase its investment in marketing expenditures to increase its visibility and create new sales opportunities. The Company will continue to manage SG&A expenses to keep costs in line with revenue.

          RESEARCH AND DEVELOPMENT (R&D): R&D expenses consist primarily of personnel expenses to support product development offset by capitalized software development costs. R&D expenses decreased by approximately $1.0 million (6%) in fiscal 1996 from 1995, compared to a decrease of approximately $0.5 million (3%) in fiscal 1995 from fiscal 1994. The decrease in fiscal 1996, when compared with fiscal 1995, was primarily due to reduced personnel expenses associated with the Company's fiscal 1995 restructuring and increased capitalization of software development costs. During fiscal 1996, 1995, and 1994, R&D expenses were approximately 18%, 19%, and 16%, respectively, of total revenues. R&D spending, which excludes the offset for capitalized software development costs, represented approximately 23%, 24%, and 19% of total revenues, respectively. During fiscal 1996, the Company completed enhancements across all of its product lines; ported its authoring product to the Windows 95 and Windows NT operating systems; and introduced Liaison, a new strategic open Application Programming Interface for simplifying the creation of IDM solutions, and Intellecte/BusinessWeb, which provides easy access to business information by enabling the use of all popular web browsers to locate and retrieve documents from enterprise document repositories utilizing the Company's document management product. The Company's product development plans for fiscal 1997 will focus on IDM-based product offerings and continued investment in product enhancements and ports. R&D expenses are expected to remain fairly stable but are dependent on the capitalization of software development costs associated with the fiscal 1997 product development plans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          ONE-TIME CHARGES: The Company incurred restructuring charges of approximately $7.1 million in fiscal 1995, related to a worldwide reorganization and a reduction in the size of its operations; and approximately $3.0 million in fiscal 1994, related to reorganization of certain international subsidiaries. During the fourth quarter of fiscal 1995, the new management team performed a strategic and operational review of the Company's sales and marketing processes, distribution channels, product development plans, and customer support operations. As a consequence of this review and associated changes in the Company's business strategy and operations, the Company evaluated the carrying value of its long-lived assets, principally goodwill and capitalized software development costs, which resulted in a write-down of these assets of approximately $17.2 million. During fiscal 1994, a non-recurring charge of approximately $4.0 million was recorded for purchased in-process research and development associated with the Company's acquisition of Avalanche Development Company. See Notes 4, 8 and 13 to the Consolidated Financial Statements for additional information.

          INCOME TAXES

          In fiscal 1994, the Company adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which resulted in a benefit of approximately $1.9 million recorded as a cumulative effect of a change in accounting principle. This amount represented the Company's estimate of research and development tax credit carryforwards that it considered probable of realization based on anticipated domestic taxable income prior to the expiration of the credit carryforwards. Fiscal 1995 was negatively impacted by an adjustment to the beginning deferred tax asset valuation allowance of approximately $1.9 million when an analysis of the Company's actual and anticipated operating results indicated, at that time, that the deferred tax asset established in fiscal 1994 was not expected to be realized.

          The Company has net operating loss carryforwards of approximately $38.8 million in several tax jurisdictions to offset future taxable income. In addition, the Company has tax credit carryforwards of approximately $7.1 million to offset federal and state income tax liabilities. Therefore, the Company expects to pay minimal income taxes for the foreseeable future.

L I Q U I D I T Y  A N D  C A P I T A L  R E S O U R C E S

          The Company had approximately $12.7 million of cash and cash equivalents at March 31, 1996, an increase of approximately $2.3 million from March 31, 1995. The increase was primarily attributable to positive cash flow from operating activities during fiscal 1996 and proceeds from common stock issuances related to its stock option plans and employee stock purchase plan of approximately $2.8 million. This positive impact was partially offset by expenditures to liquidate capital lease obligations of approximately $1.7 million and restructuring payments of approximately $2.0 million. Capital expenditures were approximately $1.6 million, a significant reduction from the prior fiscal year. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At March 31, 1996, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes, and approximately $0.2 million as collateral for various lease commitments.

          Future capital commitments consist primarily of operating leases related to both open and closed facilities. The Company expects to commit to capital expenditures and operating leases totaling approximately $3.0 million for improvements to its information systems infrastructure.

          Accrued restructuring charges were approximately $1.3 million at March 31, 1996. The Company relocated part of its headquarters operations and sub-leased all major closed facilities during fiscal 1996. The reduction in office space and rental rate and sub-lease of the vacated headquarters space will result in annual cash and expense savings slightly in excess of $1.0 million beginning in fiscal 1997. The restructuring reserve should be sufficient to cover remaining expenditures, primarily attributable to operating lease payments, net of sublease receipts, for closed facilities. These expenditures are anticipated to continue through the year 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In May 1995, the Company obtained a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all domestic assets of the Company. At March 31, 1996, there were no loans outstanding under this line of credit. As of May 17, 1996, approximately $1.0 million of standby letters of credit were outstanding and the amount available for borrowings was approximately $3.3 million. See
     Note 5 to the Consolidated Financial Statements regarding borrowing limits and restrictive covenants associated with the credit agreement.

          In November 1995, the Company issued 190,000 shares of common stock associated with an agreement between the Company and a joint venture partner (see Note 12 to the Consolidated Financial Statements for further discussion). On May 1, 1996, the Company acquired The Learning Alliance, Inc. for $2,690,000. The Company issued approximately 350,000 shares of common stock to the selling shareholders of TLA for the entire purchase amount.

          The Company believes that its existing cash and cash equivalents, available line of credit, and cash generated from operations will provide sufficient funds to meet the Company's planned operations for the foreseeable future.

R I S K  F A C T O R S

          From time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company's actual future results may differ materially from those projections or suggestions made in such forward-looking information as a result of various potential risks and uncertainties including, but not limited to, the factors discussed below.

          The Company's future operating results are dependent on its ability to develop and market integrated document management software products and services that meet the changing needs of organizations with complex document management requirements. There are numerous risks associated with this process, including rapid technological change in the information technology industry and the requirement to bring to market IDM solutions that solve complex business needs in a timely manner. In addition, the existing document publishing, electronic distribution, and document management markets are highly competitive. The Company competes against a number of companies for sales of its software products on both an individual product basis and integrated with services in large IDM solution sales.

          Sales cycles associated with IDM solution sales are long because organizations frequently require the Company to solve complex business problems that typically involve reengineering of their business processes. In addition, a high percentage of the Company's product license revenues are generally realized in the last month of a fiscal quarter and can be difficult to predict until the end of a fiscal quarter. Accordingly, given the Company's relatively fixed cost structure, a shortfall or increase in product license revenue will have a significant impact on the Company's operating results.

          The Company markets its software products and services worldwide. Global and/or regional economic factors, currency exchange rate fluctuations, and potential changes in laws and regulations affecting the Company's business could impact the Company's financial condition or future operating results.

          The market price of the Company's common stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer software industry, as well as general conditions and other factors external to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INTERLEAF, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and schedules of Interleaf, Inc. and subsidiaries, and report, are included herein:


                 Description                                                Page
                 -----------                                                ----
Report of Management.......................................................   15

Consolidated Statements of Operations for the Years
Ended March 31, 1996, 1995, and 1994.......................................   16

Consolidated Balance Sheets at March 31, 1996 and 1995.....................   17

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended March 31, 1996, 1995, and 1994.........................   18

Consolidated Statements of Cash Flows
for the Years Ended March 31, 1996, 1995, and 1994.........................   19

Notes to Consolidated Financial Statements.................................   20

Report of Independent Auditors.............................................   30

Supplemental Financial Information.........................................   31

Schedule II - Valuation and Qualifying Accounts............................   32

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF MANAGEMENT

          The financial statements, including all related financial information presented in the Annual Report, were prepared by management, and management is responsible for their fairness, integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles, and include amounts that are based on management's best estimates and judgement and incorporate accounting policies that are reasonable and prudent for the Company's business environment. The financial statements have been audited by our independent public accountants, Ernst & Young LLP, and their report is included elsewhere herein.

          The Company maintains accounting and control systems that are subject to modification based on recommendations from Ernst & Young LLP. Management believes the internal control systems in use are sufficient to provide reasonable assurance that assets are safeguarded against material loss and are properly accounted for, and that transactions are properly recorded in the financial records used in preparing the financial statements.

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

          /S/ ED KOEPFLER                    /S/ G. GORDON M. LARGE
     ---------------                    ----------------------
          ED KOEPFLER                        G. GORDON M. LARGE
          President                          Executive Vice President
          and Chief Executive Officer        and Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
YEAR ENDED MARCH 31                                                       1996                1995                1994
- ---------------------------------------------------------------------------------------------------------------------------

REVENUES
Products                                                            $34,786          $34,602           $ 60,924
Maintenance                                                          32,281           30,652             30,725
Services                                                             21,490           22,602             19,580
- ---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                       88,557           87,856            111,229
- ---------------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUES
Products                                                              6,443           10,878              9,640
Maintenance                                                           5,179            6,178              6,918
Services                                                             18,270           19,605             20,577
- ---------------------------------------------------------------------------------------------------------------------------
Total costs of revenues                                              29,892           36,661             37,135
- ---------------------------------------------------------------------------------------------------------------------------
Gross margin                                                         58,665           51,195             74,094
- ---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                                  42,774           55,283             58,958
Research and development                                             15,875           16,855             17,332
Write-down of intangible assets                                           -           17,173                  -
Restructuring expense                                                     -            7,109              3,000
Charge for purchased research and development                             -                -              3,985
- ---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             58,649           96,420             83,275
- ---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                            16          (45,225)            (9,181)
Other income (expense)                                                  325           (1,019)              (749)
- ---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative effect
  of change in accounting principle                                     341          (46,244)            (9,930)
Provision for income taxes                                               30            2,118                418
- ---------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change                        311          (48,362)           (10,348)
  in accounting principle
Cumulative effect of change in accounting for income taxes                -                -              1,900
- ---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $   311        $ (48,362)          $ (8,448)
- ---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of change
  in accounting principle                                           $  0.02          $ (3.47)            $(0.77)
Cumulative effect of change in accounting for income taxes                -                -               0.14
- ---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $  0.02          $ (3.47)            $(0.63)
- ---------------------------------------------------------------------------------------------------------------------------
Shares used in computing income (loss)
   per share                                                         18,495           13,938             13,384
- ---------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
MARCH 31
                                                                       1996             1995
- ---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $12,725          $10,441
Accounts receivable, net of reserve for doubtful
  accounts of $1,695 in 1996 and $1,953 in 1995                      19,771           22,766
Prepaid expenses and other current assets                             2,112            2,122
- ---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 34,608           35,329
Property and equipment, net                                           7,800           11,058
Intangible assets                                                     6,164            3,801
Other assets                                                            344              605
- ---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $48,916          $50,793
- ---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                    $ 2,908          $ 2,687
Accrued expenses                                                     13,252           16,193
Unearned revenue                                                     15,986           15,649
Other current liabilities                                             1,348            5,024
- ---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            33,494           39,553
Other liabilities                                                         3              625
- ---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    33,497           40,178
- ---------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share,
  authorized 5,000,000 shares:
  Series A Junior Participating, none issued and outstanding
  Senior Series B convertible, issued and outstanding 923,304 in
  1996 and 1,728,573 in 1995 (liquidation value $7 per share)            92              173
Common stock, par value $.01 per share, authorized 30,000,000 shares, issued and outstanding 16,697,988 in 1996 and
  14,203,027 in 1995                                                    167              142
Additional paid-in capital                                           72,348           67,382
Retained earnings (deficit)                                         (56,958)         (57,269)
Cumulative translation adjustment                                      (230)             187
- ---------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           15,419           10,615
- ---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 48,916         $ 50,793
- ---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)                               PREFERRED                  ADDITIONAL    RETAINED                         TOTAL
                                                 STOCK       COMMON        PAID-IN    EARNINGS         EQUITY  SHAREHOLDERS'
                                       SENIOR SERIES B        STOCK        CAPITAL   (DEFICIT)     ADJUSTMENT         EQUITY
- ----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1993                        $193         $131        $63,507    $  (459)         $(246)        $63,126
Net loss                                             -            -              -     (8,448)             -          (8,448)
Conversion of Senior Series B Convertible
  Preferred stock into common stock                (14)           2             12          -              -               -
Common stock issued in connection
  with stock options exercised
  by employees                                       -            2            615          -              -             617
Common stock issued in connection
  with employee stock purchase plan                  -            1          1,293          -              -           1,294
Income tax benefit related to exercise
  of stock options                                   -            -            124          -              -             124
Equity adjustment for foreign
  currency translation                               -            -              -          -            (81)            (81)
- -----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1994                         179          136         65,551     (8,907)          (327)         56,632
Net loss                                             -            -              -    (48,362)             -         (48,362)
Conversion of Senior Series B Convertible
  Preferred stock into common stock                 (6)           1              5          -              -               -
Common stock issued in connection with
  stock options exercised by employees               -            2            660          -              -             662
Common stock issued in connection
  with employee stock purchase plan                  -            2          1,167          -              -           1,169
Common stock issued in connection
  with warrants exercised                            -            1             (1)         -              -               -
Equity adjustment for foreign
  currency translation                               -            -              -          -            514             514
- ----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995                         173          142         67,382    (57,269)           187          10,615
Net income                                           -            -              -         311             -             311
Conversion of Senior Series B Convertible
  Preferred stock into common stock                (81)          11             70           -             -               -
Common stock issued in connection with
  stock options exercised by employees               -            7          2,087           -             -           2,094
Common stock issued in connection
  with employee stock purchase plan                  -            1            685           -             -             686
Income tax benefit related to exercise
  of stock options                                   -            -             30           -             -              30
Common stock issued in connection
  with warrants exercised                            -            4             (4)          -             -               -
Common stock issued in connection
  with acquisition                                   -            2          2,098           -             -           2,100
Equity adjustment for foreign
  currency translation                               -            -              -           -          (417)           (417)
- -----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1996                        $ 92         $167       $ 72,348    $(56,958)        $(230)         $15,419
- -----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
YEAR ENDED MARCH 31                                                     1996                  1995                    1994
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $    311              $(48,362)               $ (8,448)

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle                         -                     -                  (1,900)
Charge for purchased research and development                               -                     -                   3,985
Write-down of intangible assets                                             -                17,173                       -
Restructuring expense                                                       -                 7,109                   3,000
Gain from settlement of legal dispute                                  (1,230)                    -                       -
Depreciation and amortization expense                                   7,754                12,188                  10,544
Loss from disposal of property and equipment                               11                   261                     153
Deferred income taxes                                                       -                 1,860                      89
Income tax benefit from stock options exercised                            30                     -                     124
Changes in assets and liabilities, net of
  effects from company purchased:
  (Increase) decrease in accounts receivable, net                       2,950                13,550                  (2,641)
  (Increase) decrease in other assets                                      97                  (610)                   (676)
  Increase (decrease) in accounts payable and
    accrued expenses                                                   (1,068)               (3,188)                  3,314
  Increase in unearned revenue                                            507                   439                   1,052
  Decrease in other liabilities                                        (2,532)               (5,333)                 (2,092)
Other, net                                                                 76                  (385)                    (41)
- ----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     6,906                (5,298)                   6,463
- ----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in marketable securities                                           -                     -                    4,070
Capital expenditures                                                   (1,597)               (4,827)                  (5,232)
Capitalized software development costs                                 (4,138)               (3,831)                  (4,064)
Payment for company purchased,
  net of cash acquired                                                      -                     -                   (5,342)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (5,735)                (8,658)                (10,568)
- -----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                              2,780                  1,831                   1,911
Property and equipment financing                                            -                    682                   1,375
Repayment of long-term debt and capital leases                         (1,688)                (1,819)                 (2,254)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               1,092                    694                   1,032
- -----------------------------------------------------------------------------------------------------------------------------
Effect of exchange-rate changes on cash                                    21                    339                      35
- -----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    2,284                (12,923)                 (3,038)
Cash and cash equivalents at beginning of year                         10,441                 23,364                  26,402
- -----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $12,725                $10,441                 $23,364
- -----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N O T E  1  COMPANY

     Interleaf, Inc. and its subsidiaries (the Company) develop and market integrated document management software and services worldwide for networked and Web-based business solutions. The Company's software is used for the electronic assembly, management, retrieval, distribution and publishing of business-critical documents.

N O T E  2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Interleaf, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION: Revenue from the license of software products is recognized when the products are shipped, provided there are no significant vendor obligations remaining and collection of the receivable is considered probable. Costs associated with insignificant vendor obligations are accrued. Maintenance revenue is recognized ratably over the contract period. Services (consulting and training) revenue is recognized as the related services are performed on either a time and materials basis or pro-rata based on project or contract completion.

     Unearned revenue represents the remaining amount of revenue to be recognized in future periods primarily related to maintenance and service contracts.

     CASH AND CASH EQUIVALENTS: Cash equivalents, consisting primarily of bank notes, commercial paper and treasury bills, represent highly liquid investments with maturities at date of purchase of three months or less. These investments are stated at cost, which approximates market value.

     At March 31, 1996, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes, and approximately $0.2 million as collateral for various lease commitments.

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are determined on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives generally range from 3 to 5 years. Expenditures for repairs and maintenance are charged to operations as incurred.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established, after which remaining software development costs are capitalized and amortized beginning when the product is available for general release to customers. The amortization included in product costs of revenue is the greater of the amount computed using the ratio of current gross revenues to total current and anticipated gross revenues, or straight-line over the estimated remaining useful life of the product not to exceed three years. The Company continually compares the unamortized portion of capitalized software development costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is written-off.

     See Note 4 for discussion of Intangible Asset write-downs recorded during fiscal 1995.

     FOREIGN CURRENCY TRANSLATION: The translation of assets and liabilities of foreign subsidiaries is made at year-end rates of exchange, and revenues and expenses are recorded at average rates of exchange. The resulting translation adjustments are excluded from net income and are accumulated as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses from foreign currency transactions are reflected in the statements of operations and are not material.

     INCOME TAXES: Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES.

     INCOME (LOSS) PER SHARE: Per share amounts are calculated using the weighted average number of common shares and common share equivalents outstanding during periods of net income. Common share equivalents are attributable to stock options, common stock warrants and convertible preferred stock. Per share amounts are calculated using only the weighted average number of common shares outstanding during periods of net loss. Fully diluted earnings per share is not materially different from reported primary earnings per share.

     STOCK OPTIONS: The Company grants stock options for a fixed number of shares to employees with an exercise price not less than the fair market value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, accordingly, recognizes no compensation expense for the stock option grants.

     CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments in investment grade instruments with maturities of three months or less and limits the amount of investment with any one financial institution. The credit risk associated with accounts receivable is limited due to the Company's credit evaluation process and the large number of customers and their dispersion over different industries and geographic areas.

N O T E  2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

     USE OF ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     BASIS OF PRESENTATION: Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 basis of presentation.

N O T E  3 PROPERTY AND EQUIPMENT

     Property and equipment at March 31 consisted of the following:




(IN THOUSANDS)                                                    1996                 1995
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
Office, demonstration and other equipment                     $ 29,142             $ 29,492
Development equipment                                           13,118               12,753
Furniture                                                        4,296                4,766
Leasehold improvements                                           1,818                  823
- ---------------------------------------------------------------------------------------------
                                                                48,374               47,834
Less allowances for depreciation and amortization               40,574               36,776
- ---------------------------------------------------------------------------------------------
                                                              $  7,800             $ 11,058
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------



N O T E  4 INTANGIBLE ASSETS

     During fiscal 1995, the Company recorded a write-down of intangible assets principally associated with goodwill and capitalized software development costs. The charge to write-down goodwill was approximately $15.2 million, primarily related to the Company's acquisitions in prior years of its exclusive distributors in Canada, France, and Germany. During fiscal 1994, these subsidiaries began to experience declines in profitability. To improve the profitability of its international operations, the Company implemented a restructuring program in September 1993. The Company's operations continued to perform below expectations during fiscal 1995. Further headcount reductions and consolidation of facilities were implemented in these subsidiaries as part of the Company's worldwide restructuring program in the second quarter of fiscal 1995 (see Note 8). In conjunction with the fiscal 1996 planning process, the Company's new management team completed a strategic and operational review of all operations. As a consequence of this review, management determined in the fourth quarter of fiscal 1995 that there was a permanent impairment in the Company's carrying value of its goodwill. This was based on the continued deteriorating operating results in Canada, France, and Germany; the need to recapitalize certain of these subsidiaries; and an assessment that the factors which contributed to the valuations at the time of the respective acquisitions were no longer in evidence. The Company discounted the expected future cash flows from these subsidiaries and determined that the goodwill had no future value.

     The charge to write-down capitalized software development costs and related other assets was approximately $3.2 million. Of this total, $2 million was primarily related to the cancellation of software development projects associated with the Company's decision to discontinue development efforts related to the Windows 3.1, 16-bit operating system to concentrate on development for the Windows 95 and Windows NT, 32-bit operating systems. The remaining $1.2 million write-down to net realizable value, included in product costs of revenue, related to revenue projections which no longer adequately supported the capitalized amounts associated with certain older software products.

     The unamortized portion of capitalized software development costs was $6,164,000 and $3,801,000 at March 31, 1996 and 1995, respectively.
     Amortization and write-down to net realizable value of capitalized software development costs was approximately $3.2 million, $5.3 million, and $3.9 million during fiscal 1996, 1995, and 1994, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)

N O T E  5 CREDIT AGREEMENT

     In May 1995, the Company obtained a revolving line of credit of up to $10 million. The credit agreement also provides for the issuance of letters of credit of up to $2 million. Borrowings from the line of credit bear interest at the higher of 9% or prime rate plus 2% and are secured by substantially all domestic assets of the Company. Outstanding letters of credit bear interest at 2%. The credit agreement expires in May 1997, but may be extended annually for successive one year periods with the consent of the lender. At March 31, 1996, there were no loans outstanding under this line of credit. Borrowings under the credit agreement are based on the level of eligible North American accounts receivable, modified by cash collections during the previous 90 days. As of May 17, 1996, approximately $1.0 million of standby letters of credit were outstanding and the amount available for borrowings was approximately $3.3 million. The agreement contains certain financial covenants relating to the Company's current ratio, tangible net worth, and working capital, as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments.

N O T E  6 ACCRUED EXPENSES

     Accrued expenses at March 31 consisted of the following:


 (IN THOUSANDS)                                    1996                1995
- -----------------------------------------------------------------------------
 Accrued compensation and related items         $ 4,790             $ 4,785
 Taxes, other than income                         2,460               2,523
 Royalties                                          706               2,351
 Rent                                             1,561               1,927
 Other                                            3,735               4,607
- -----------------------------------------------------------------------------
                                                $13,252             $16,193
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

N O T E  7 LEASE COMMITMENTS

     The Company leases its headquarters and sales offices, and certain equipment under various operating leases, which expire through the year 2000. Rent expense amounted to approximately $6.6 million, $9.4 million, and $9.4 million during fiscal 1996, 1995 and 1994, respectively. Future minimum rental payments at March 31, 1996 under agreements classified as operating leases with non-cancellable terms in excess of one year are as follows:



(IN THOUSANDS)                                                  OPERATING LEASES
YEARS ENDING MARCH 31
- --------------------------------------------------------------------------------
1997                                                                   $ 4,869
1998                                                                     4,299
1999                                                                     3,394
2000                                                                     2,978
2001                                                                     2,275
Thereafter                                                                 129
- --------------------------------------------------------------------------------
Total minimum lease payments                                           $17,944
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Lease commitments associated with closed facilities are accrued at March 31, 1996 and therefore are excluded from the amounts disclosed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)



N O T E  8 RESTRUCTURING

     Restructuring charges include costs associated with employee termination benefits and facility closures and related costs. Employee termination benefits include severance, wage continuation, notice pay and related fringe benefits. Facility closure and related costs include lease payments, lease buyout costs, disposal of property and equipment, and related costs.

     During the second quarter of fiscal 1994, the Company recorded a restructuring charge of approximately $3 million. The restructuring plan was to reduce employment by approximately 50 people and to consolidate four sales offices in North America and Europe.

     During the second quarter of fiscal 1995, as part of a Company reorganization and to reduce its size of operations, the Company recorded a restructuring charge of approximately $7.1 million. The restructuring plan was to reduce worldwide employment and to consolidate sales offices in North America and Europe. The employment reduction primarily related to the marketing, sales, general and administrative, and research and development groups. Approximately $4.6 million of the restructuring charge was for employee termination benefits and $2.5 million for facility closures and related costs. As a result of the restructuring program, worldwide employment was reduced by approximately 150 people, 19 sales offices were consolidated and a part of headquarters operations was relocated.

     From the accrued restructuring reserve, the Company paid approximately $0.7 million and $4.4 million for employee termination benefits during fiscal 1996 and 1995, respectively. Payments for facility closures and related costs, net of sublease receipts, were approximately $1.3 million and $1.2 million during fiscal 1996 and 1995, respectively. Expenditures for facility closures, primarily lease payments, are anticipated to continue through the year 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)



N O T E  9 INCOME TAXES

     The provision for income taxes is composed of the following:



(IN THOUSANDS)                                     1996           1995           1994
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Current:
Federal                                          $   30         $    -           $171
State                                                 -              -             50
Foreign                                               -            258            108
- ---------------------------------------------------------------------------------------
Total current                                        30            258            329
- ---------------------------------------------------------------------------------------
Deferred:
Federal                                               -          1,860             35
State                                                 -              -             54
- ---------------------------------------------------------------------------------------
Total deferred                                        -          1,860             89
- ---------------------------------------------------------------------------------------
                                                 $   30         $2,118           $418
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------



     The provision for income taxes is based on the following amounts of income
    (loss) before income taxes:


(IN THOUSANDS)                                     1996           1995           1994
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Domestic                                       $  3,793       $(43,607)       $(4,184)
Foreign                                          (3,452)        (2,637)        (5,746)
- ---------------------------------------------------------------------------------------
                                               $    341       $(46,244)       $(9,930)
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------



     Total income taxes reported are different from the amount that would have been computed applying the federal statutory tax rate to income before income taxes. The difference is attributable to the following:


(IN THOUSANDS)                                                    1996           1995           1994
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Computed at federal statutory rate                              $  116       $(15,723)       $(3,376)
Loss for which no tax benefit was realized                           -          9,051          2,131
Purchased research and development                                   -              -          1,355
Nondeductible amortization                                          51            397            385
Nondeductible write-downs                                            -          5,021              -
Other nondeductible expenses                                        66            101             61
Benefit of net operating loss carryforward                        (195)             -           (153)
Other temporary differences for which no tax benefit
  was realized                                                       -          1,262              -
Adjustment to beginning of the year deferred tax asset
  valuation allowance                                                -          1,860              -
U.S. and foreign tax rate difference                                 -            123              -
State income taxes, net of federal tax benefit                       -              -             33
Other, net                                                          (8)            26            (18)
- ------------------------------------------------------------------------------------------------------
                                                                $   30       $  2,118        $   418
- ------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)



N O T E  9 INCOME TAXES (CON'T)

     Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of the Company's deferred tax assets and liabilities as of March 31 are as follows:



(IN THOUSANDS)                                     1996           1995           1994
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                $14,919        $13,453        $ 5,691
Tax credit carryforwards                          7,120          6,950          5,724
Accrued rent                                        601            738            897
Reserve for doubtful accounts
  receivable, vacation and other accruals           401            475            583
Restructuring                                       337            888            137
Other                                                55              -              -
- ---------------------------------------------------------------------------------------
Total deferred tax assets                        23,433         22,504         13,032
Deferred tax asset valuation allowance          (21,294)       (20,594)        (8,922)
- ---------------------------------------------------------------------------------------
                                                   2,139         1,910          4,110
- ---------------------------------------------------------------------------------------
Deferred tax liabilities:
Capitalized software development costs           (1,891)        (1,464)        (2,382)
Depreciation                                       (225)          (422)          (451)
Other                                               (23)           (24)           (19)
- ---------------------------------------------------------------------------------------
Total deferred tax liabilities                   (2,139)        (1,910)        (2,852)
- ---------------------------------------------------------------------------------------
Net deferred tax asset                          $     -        $     -        $ 1,258
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------



     Realization of total deferred tax assets is contingent upon future taxable income. A 100% valuation allowance of net deferred tax assets has been established due to the uncertainty of realization of these tax benefits. The deferred tax asset valuation allowance increased $700,000 and $11,672,000 during fiscal 1996 and 1995, respectively, and by $2,282,000 from the adoption of SFAS No. 109 on April 1, 1993 to March 31, 1994. In the second quarter of fiscal 1995 the Company recorded an adjustment of approximately $1.9 million to the beginning of the year balance when an analysis of the Company's actual and anticipated operating results indicated, at that time, that utilization of the deferred tax asset was not expected to be realized.

     At March 31, 1996, the Company and its subsidiaries had net operating loss carryforwards of approximately $38.8 million that are available to offset future taxable income. The loss carryforwards are attributable to operations in several tax jurisdictions and expire in 1998 and thereafter. In addition, the Company has research and development and other tax credit carryforwards of approximately $7.1 million available to reduce future federal and state income tax liabilities. The tax credit carryforwards expire in 1999 and thereafter. During fiscal 1996, 1995 and 1994, income tax payments made were approximately $252,000, zero, and $49,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)



N O T E  10 SHAREHOLDERS' EQUITY

     On July 15, 1988, the Company declared a dividend distribution of one Preferred Stock Purchase Right (a Right) for each outstanding share of the Company's common stock to shareholders of record on July 25, 1988 and for shares of the Company's common stock issued and outstanding thereafter. Each Right entitles the holder to purchase a unit consisting of one-hundredth of a share (a Unit) of Series A Junior Participating Preferred Stock, $.10 par value (the Preferred Stock), at a purchase price of $65.00 in cash. The Rights initially trade with the shares of common stock and are not exercisable. The Rights will separate from the common stock and become exercisable 10 days after a public announcement that a person or group (an Acquiring Person) acquires beneficial ownership of 20% or more of the outstanding shares of common stock, or 10 business days after commencement of a tender offer that would result in a person or group beneficially owning 30% or more of the outstanding shares of common stock. In the event that the Company is not the surviving corporation in a merger with an Acquiring Person, or the acquisition of 25% of common stock by any person (except pursuant to a tender offer for all shares of common stock determined to be fair by certain directors of the Company), or upon certain self-dealing transactions or increases in an Acquiring Person's ownership of common stock, each holder of an outstanding Right other than an Acquiring Person will receive, upon exercise of a Right, the number of shares of the Company's common stock that equals the exercise price of the Right divided by one half of the current market price of the Company's common stock. In the event that the Company is not the surviving corporation in a merger, or if more than 50% of its assets or earning power is sold or transferred after any person has become an Acquiring Person, each holder of an outstanding Right other than any Acquiring Person will receive, upon exercise of a Right, the number of shares of common stock of the acquiring company that equals the exercise price of the Right divided by one half of the current market price of the acquiring company's common stock. The Rights are non-voting, expire on July 15, 1998 and may be redeemed at any time prior to becoming exercisable at a price of $.01 per Right.

     On September 29, 1989, the Company completed a private placement of 2,142,857 shares of its Senior Series B Convertible Preferred Stock, at $7.00 per share. In the event of liquidation, the Series B holders have a liquidation preference over all other shareholders of the Company and are entitled to receive $7.00 per share. Thereafter, all other shareholders are entitled to receive, on a per share basis, an amount equal to $15 million divided by the total number of shares of common stock that the Series B holders would have been entitled to receive upon conversion. Finally, the Series B holders and common shareholders share ratably in the remainder, if any, with each share of Series B being deemed to have been converted to common stock. Series B holders are entitled to vote on all matters submitted to the common shareholders as a single class with the common shareholders, receiving the number of votes equal to the number of common shares that they would have received upon conversion, except that the Series B holders are entitled to elect one director, and the Company needs the approval of the majority of the Series B holders on certain significant events.

     The Series B holders can convert each share of preferred stock into 1.34375 shares of common stock. Series B holders converted 805,269, 57,142, and 142,857 shares of Series B Convertible Preferred Stock into shares of the Company's common stock during fiscal 1996, 1995, and 1994, respectively.

     The Senior Series B Convertible Preferred Stock may be redeemed by the Company at $21.00 per share, at any time, provided at least 20% of the then outstanding shares of Senior Series B Convertible Preferred Stock are redeemed. Preferred shareholders shall share ratably in any dividends declared on the common stock, as if each Series B share had been converted to common stock.

     The Company had issued warrants to purchase the Company's common stock at various prices in connection with certain research and development agreements and exclusive distribution agreements. The Company issued 366,113 and 72,368 shares of common stock in connection with the exercise of warrants during fiscal 1996 and 1995, respectively. The Company received no proceeds upon the conversion of the warrants into common stock. There are no warrants outstanding as of March 31, 1996.

     STOCK OPTION PLANS: The Company has stock option plans that provide for the granting of non-qualified and incentive stock options to employees, consultants, and officers. The Board of Directors determines the option price, the option term, and the vesting period. Incentive stock options are granted at a price not less than the fair market value on the date of grant. On July 14, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan which provides for a maximum of 750,000 shares of common stock to be issued and sold under the plan. On August 3, 1994, the Board of Directors authorized the repricing of approximately 746,000 stock options and the cancellation and re-grant of approximately 297,000 stock options ranging in price from $4.00 to $19.38 to the fair market value of $2.75 on that date. At the Annual Meeting of Shareholders on August 17, 1995, shareholders approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan by 750,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)




N O T E  10 SHAREHOLDERS' EQUITY (CON'T)



     A summary of activity for these stock option plans is as follows:



(IN THOUSANDS, EXCEPT PRICE RANGE OF SHARES)          NUMBER OF SHARES         PRICE RANGE OF SHARES
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1993                                    1,533             $ 1.13  -  $19.38
Granted                                                            485               6.75  -    9.50
Exercised                                                         (192)              1.13  -    7.50
Cancelled                                                         (273)              3.13  -   15.87

- ------------------------------------------------------------------------------------------------------

Outstanding at March 31, 1994                                    1,553               1.13  -   19.38
Granted                                                          1,574               2.75  -    7.25
Exercised                                                         (216)              1.13  -    3.63
Cancelled                                                         (951)              2.75  -   15.63

- ------------------------------------------------------------------------------------------------------

Outstanding at March 31, 1995                                    1,960               2.75  -   10.75
Granted                                                            798               5.50  -    7.38
Exercised                                                         (689)              2.75  -    5.75
Cancelled                                                         (250)              2.75  -   10.63

- ------------------------------------------------------------------------------------------------------

Outstanding at March 31, 1996                                    1,819              $2.75  -  $10.75
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------




     At March 31, 1996, there were approximately 695,000 shares available for grant. Options exercisable were approximately 912,000, 915,000, and 916,000 at March 31, 1996, 1995, and 1994, respectively. In May 1996, the Board of Directors approved an amendment to the Company's 1994 Employee Stock Option Plan to increase the number of shares of common stock available for issuance under the plan by 750,000.

     The Company also has stock option plans for non-employee directors. In September 1993, the Board of Directors approved, with subsequent ratification by the shareholders, the Company's 1993 Director Stock Option Plan. The 1993 Director Stock Option Plan replaced the 1989 Director Stock Option Plan. Options are granted at the fair market value at date of grant and are exercisable one year later. Each non-employee director received a grant of 5,000 options at the inception of the 1993 Director Stock Option Plan. Each newly elected non-employee director receives a grant of 5,000 options as of the first date of his or her election as a director. Every April 1, each non-employee director automatically receives a grant of 5,000 options. During fiscal 1996, 10,000 options were exercised. At March 31, 1996, there were options outstanding to purchase 105,000 shares and 65,000 shares were available for grant. Options exercisable were 105,000, 85,000, and 36,000 at March 31, 1996, 1995, and 1994, respectively.

     EMPLOYEE STOCK PURCHASE PLAN: The Company's Employee Stock Purchase Plan allows eligible officers and employees to withhold up to 10% of their total compensation to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock on the date a one-year offering commences or the date an offering terminates, whichever is lower. Shares issued to employees were approximately 157,000, 208,000, and 182,000 during fiscal 1996, 1995, and 1994, respectively.

     At March 31, 1996, approximately 4,500,000 shares of common stock were reserved for issuance primarily related to Series B Convertible Preferred Stock, various stock option plans and the Employee Stock Purchase Plan.

N O T E  11 EMPLOYEE BENEFIT PLANS

     The Company's retirement savings plan (401(k) plan) allows eligible employees to make tax-deferred contributions. Participants in the 401(k) plan may contribute up to 20% of their total annual compensation, not to exceed the specified statutory limit. Participants are 100% vested in their own contributions. The 401(k) plan permits, but does not require, the Company to make contributions to the 401(k) plan. The Company made contributions of $100,000 during fiscal 1995; no contributions were made during fiscal 1996 and 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)



N O T E  12 RESEARCH AND DEVELOPMENT AGREEMENT

     In October 1988, the Company entered into a joint venture (the Venture) with PruTech Research and Development Partnership III (PruTech), for the purpose of developing and marketing certain products. PruTech contributed approximately $2,950,000 in cash to the Venture; the Company licensed to the Venture certain base technology and was required to perform certain development, marketing and administrative services for the Venture.

     In March 1994, PruTech commenced an arbitration action against the Company, alleging, among other things, (i) that the Company had mismanaged the Venture; (ii) that PruTech was entitled to cash distributions of 30% of Venture revenues; and (iii) that certain Venture-owned technology was used in the Company's other products. In November 1995, the Company and PruTech reached an agreement. The Company paid PruTech $2.1 million (the Purchase Price) in consideration of (i) the acquisition by the Company of PruTech's interest in the Venture, and (ii) the settlement of the pending arbitration action and the release by PruTech of all claims that it may have had against the Company arising out of the formation and operation of the Venture. The Company issued to PruTech 190,000 common stock shares for payment of the Purchase Price. The settlement of the arbitration action resulted in an expense reduction of approximately $1.2 million, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Venture-owned technology acquired by the Company was valued at $1.4 million and is included in Intangible assets in the Consolidated Balance Sheets. The technology is being amortized in the same manner as other capitalized software development costs.

N O T E  13 ACQUISITIONS

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

     The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. In connection with this acquisition, a portion of the purchase price was allocated to purchased in-process research and development, resulting in a charge to the Company's operations of $3,985,000. The charge was not deductible for tax purposes.

     On May 1, 1996, the Company purchased all of the outstanding equity securities of The Learning Alliance, Inc. (TLA) for $2,690,000. The Company issued approximately 350,000 shares of common stock to the selling shareholders of TLA for the entire purchase amount. TLA provides sales training services and develops and markets related software for the sales force automation and integration marketplace. The acquisition will be accounted for using the purchase method of accounting.

N O T E  14 CONTINGENCIES

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

     Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment; however, approximately $1.1 million of the cash and cash equivalents balance at March 31, 1996 has been restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)




N O T E  15 INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment: developing and marketing integrated document management software and services worldwide.

     Information regarding geographic areas at March 31, 1996, 1995 and 1994, and for the years then ended is as follows:



(IN THOUSANDS)
MARCH 31, 1996
AND FOR THE YEAR THEN ENDED                      U.S.        NON-U.S.     ELIMINATIONS            TOTAL
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $ 54,953        $ 33,604          $     -         $ 88,557
Intercompany royalties and transfers            8,770               -           (8,770)               -
- ---------------------------------------------------------------------------------------------------------
Net revenues                                   63,723          33,604           (8,770)          88,557
- ---------------------------------------------------------------------------------------------------------
Income (loss) from operations                   2,651          (2,722)              87               16
- ---------------------------------------------------------------------------------------------------------
Identifiable assets                            63,734          17,590          (32,408)          48,916
- ---------------------------------------------------------------------------------------------------------

MARCH 31, 1995
AND FOR THE YEAR THEN ENDED                      U.S.        NON-U.S.     ELIMINATIONS            TOTAL
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $ 56,853        $ 31,003          $     -         $ 87,856
Intercompany royalties and transfers            7,076              18           (7,094)               -
- --------------------------------------------------------------------------------------------------------------
Net revenues                                   63,929          31,021           (7,094)          87,856
- --------------------------------------------------------------------------------------------------------------
Income (loss) from operations                 (35,538)         (9,687)               -          (45,225)
- --------------------------------------------------------------------------------------------------------------
Identifiable assets                            61,679          18,877          (29,763)          50,793
- --------------------------------------------------------------------------------------------------------------

MARCH 31, 1994
AND FOR THE YEAR THEN ENDED                      U.S.        NON-U.S.     ELIMINATIONS            TOTAL
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $ 68,529        $ 42,700          $     -        $ 111,229
Intercompany royalties and transfers           12,008               -          (12,008)               -
- --------------------------------------------------------------------------------------------------------------
Net revenues                                   80,537          42,700          (12,008)         111,229
- --------------------------------------------------------------------------------------------------------------
Income (loss) from operations                  (3,919)         (5,262)               -           (9,181)
- --------------------------------------------------------------------------------------------------------------
Identifiable assets                           107,661          21,945          (32,722)          96,884
- --------------------------------------------------------------------------------------------------------------

          Intercompany transfers between geographic areas are accounted for at prices that approximate prices charged to unaffiliated customers.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Interleaf, Inc.


     We have audited the accompanying consolidated balance sheets of Interleaf, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interleaf, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.



     /s/ Ernst & Young LLP
     ---------------------
     Boston, Massachusetts
     April 26, 1996

SUPPLEMENTAL FINANCIAL INFORMATION
     The following summarizes unaudited selected quarterly results of operations for the years ended March 31, 1996 and 1995.


(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
QUARTER ENDED                                    JUNE 30       SEPTEMBER 30       DECEMBER 31       MARCH 31               YEAR
- ---------------------------------------------------------------------------------------------------------------------------------
FISCAL 1996
Revenues                                       $ 23,127          $ 23,311           $ 21,255         $ 20,864          $ 88,557
- ---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                     15,289            15,666             13,883           13,827            58,665
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   472               922                429 a         (1,512)              311
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                        0.03              0.05               0.02            (0.09)             0.02
- ---------------------------------------------------------------------------------------------------------------------------------
FISCAL 1995
Revenues                                       $ 19,240          $ 23,011           $ 21,824         $ 23,781          $ 87,856
- ---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                     10,781            13,931             12,493           13,990            51,195
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                (8,153)          (14,556) b          (5,782)         (19,871) c        (48,362)
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                       (0.59)            (1.05)             (0.41)           (1.41)            (3.47)
- ---------------------------------------------------------------------------------------------------------------------------------

            NOTES TO SUPPLEMENTAL FINANCIAL INFORMATION
            a. Includes a $1.2 million benefit from the settlement of a long-
               term dispute with a joint venture partner.
            b. Includes a $7.1 million charge for restructuring of the
               Company's worldwide operations and a $1.9 million charge for revaluation of the Company's deferred tax asset.
            c. Includes a $17.2 million charge for the write-down of intangible assets.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)
- --------------------------------------------------------------------------------------------------------------------------------
         COL. A                       COL. B           COL. C           COL. D            COL. E              COL. F
- --------------------------------------------------------------------------------------------------------------------------------
                                   Balance at       Additions to
                                  Beginning of       Costs and    Other Additions-      Deductions         Balance at
      Description                    Period           Expenses       Describe(1)        Describe(2)      End of Period
- --------------------------------------------------------------------------------------------------------------------------------
 Year ended March 31, 1994:

   Deducted from asset accounts
   Allowance for doubtful accounts    $  725          $  601           $   -            $   (157)           $  1,169
- --------------------------------------------------------------------------------------------------------------------------------
 Year ended March 31, 1995:

    Deducted from asset accounts
    Allowance for doubtful accounts   $  1,169        $  683           $   1,750        $ (1,649)           $  1,953
- ---------------------------------------------------------------------------------------------------------------------------------
 Year ended March 31, 1996:

    Deducted from asset accounts
    Allowance for doubtful accounts   $  1,953        $  630           $   300         $  (1,188)           $  1,695
- -----------------------------------------------------------------------------------------------------------------------------





- ------------------------
1    Reclass to allowance for doubtful accounts from accrued expenses

2    Write-off of uncollectible accounts receivable and effect of foreign exchange rate fluctuations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" (except for the information contained under the subheadings "Compensation Committee Report" and "Stock Performance Graph") in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on August 8, 1996 (the "1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to "Executive Compensation," "Severance Plan and Change in Control," "Directors' Compensation," and "Ratification and Approval of the Amendment to the Company's 1987 Employee Stock Purchase Plan" contained in the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to information contained in the table appearing under the heading "Principal Shareholders" contained in the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" contained in the 1996 Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS. The financial statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE. The financial statement schedule is listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Annual Report on Form 10-K.

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

                                    INTERLEAF, INC.



                                    By: /s/ Ed Koepfler
                                    ------------------------------
                                        Ed Koepfler, President and
                                        Chief Executive Officer


Dated: June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         CAPACITY                             DATE
/s/ David A. Boucher          Chairman of the Board of Directors            June 28, 1996
- ------------------------
David A. Boucher


/s/ Ed Koepfler               President and Chief Executive Officer         June 28, 1996
- ------------------------      and a Director (Principal Executive Officer)
Ed Koepfler


/s/ G. Gordon M. Large        Executive Vice President and Chief Financial  June 28, 1996
- ------------------------      Officer and a Director (Principal Financial
G. Gordon M. Large            and Accounting Officer)


/s/ Frederick B. Bamber       Director                                      June 28, 1996
- ------------------------
Frederick B. Bamber


/s/ Clinton P. Harris         Director                                      June 28, 1996
- ------------------------
Clinton P. Harris


/s/ George D. Potter, Jr.     Director                                      June 28, 1996
- ------------------------
George D. Potter, Jr.

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                  DESCRIPTION                               METHOD OF FILING
   -------                                 -----------                               ----------------
  3(a)       Restated Articles of Organization of the Company, as amended                 [vii]
  3(b)       By-Laws of the Company, as amended                                           [vii]
  4(a)       Specimen Certificate for Shares of the Company's Common Stock                [i]
  4(b)       Rights Agreement, dated July 15, 1988, between the Company and The
             First National Bank of Boston                                                [ii]
  10(a)      Company's 1983 Stock Option Plan, as amended                                 [vii]
  10(a1)     1994 Employee Stock Option Plan                                              [viii]
  10(a2)     1993 Incentive Stock Option Plan, as amended                                 [x]
  10(b)      Company's 1989 Director Stock Option Plan                                    [iii]
  10(b2)     Company's 1987 Employee Stock Purchase Plan, as amended                      [vii]
  10(c)      Company's 1989 Officer and Employee Severance Benefit Plans                  [iii]
  10(cc)     Company's 1993 Director Stock Option Plan                                    [vii]
  10(d)      Agreements between PruTech Research and Development Partnership III          [iv]
             and the Company, dated October 21, 1988.
  10(e)      Exclusive Marketing and Licensing Agreement, betweenInterleaf South          [iii]
             America, Ltd. and the Company, and related Option Agreement, dated
             March 31, 1989.
  10(f)      Distribution and License Agreement between Interleaf Italia, S.r.l.          [iii]
             and the Company, and related Joint Venture Agreement, dated October
             31, 1988.
  10(g)      Preferred Stock Purchase Agreements, for the issuance of 2,142,857           [iv]
             shares of the Company's Senior Series B Convertible Preferred Stock,
             dated September 29, 1989.
  10(h)      Notification to Preferred Shareholder of increase in conversion ratio,       [v]
             dated May 18, 1992.
  10(i)      Lease of Prospect Place, Waltham, MA, between Prospect Place Limited         [vi]
             Partnership and Interleaf, Inc., and related Agreements, dated March
             30, 1990.
  10(k)      Letter Agreement between the Company and Richard P. Delio, the               [vii]
             Company's former Sr. Vice President of Finance and Administration and
             Chief Financial Officer, dated March 30, 1994, concerning his employment and severance with the Company.
  10(l)      Letter of Separation and Management Consulting Agreement between the         [viii]
             Company and Mark K. Ruport, the Company's former President, Chief
             Executive Officer and Director, dated July 25, 1994, concerning his separation and consulting obligations to the Company.
  10(m)      Letter Agreement between the Company and Richard P. Delio, the               [viii]
             Company's former Sr. Vice President of Finance and Administration and
             Chief Financial Officer and Acting President, dated August 3, 1994, concerning his employment and severance with the Company.
  10(n)      Letter of Separation and Management Consulting Agreement between the         [viii]
             Company and Peter Cittadini, the Company's former Sr. Vice President
             Worldwide Operations, dated July 27, 1994, concerning his separation and consulting obligations to the Company.

   EXHIBIT
   NUMBER                                  DESCRIPTION                               METHOD OF FILING
   -------                                 -----------                               ----------------
  10(o)      Executive Compensation Arrangement for David A. Boucher, the Company's       [viii]
             Chairman of the Board, dated July 20, 1994.
  10(p)      Letter of Separation and Management Consulting Agreement between the         [viii]
             Company and Lawrence S. Bohn, the Company's former Sr. Vice President,
             Marketing and Business Development, dated September 20, 1994, concerning his separation and consulting obligations to the Company.
  10(q)      Employment and severance agreement between the Company and Edward            [ix]
             Koepfler, the Company's President, dated October 3, 1994.
  10(r)      Loan and Security Agreement between the Company and Foothill Capital         [xi]
             Corporation, dated May 2, 1995.
  10(s)      Employment and severance agreement between the Company and G. Gordon         [xi]
             M. Large, the Company's Executive Vice President and Chief Financial
             Officer, dated June 5, 1995
  10(t)      Net Lease, dated August 14, 1995, between Principal Mutual Insurance         [xii]
             Company and the Company.
  10(u)      Sublease, dated September 15, 1995, between Parametric Technology            [xii]
             Corporation and the Company.
  10(v)      Employment and severance agreement between the Company and Mark              [xiii]
             Cieplik, the Company's Vice President, Americas, dated March 17, 1995.
  10(w)      Agreement between PruTech Research and Development Partnership III and       [xiv]
             the Company, dated November 14, 1995.
  11         Computation of Earnings Per Share                                           Included
  21         Subsidiaries of the Company                                                 Included
  23         Consent of Independent Auditors                                             Included
  27         Financial Data Schedule                                                     Included

 ________________________


[i] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-1, File Number 33-5743.

[ii] Incorporated herein by reference is Exhibit 1 to Company's Registration Statement on Form 8-A, filed July 27, 1988.

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

[vi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 8-K filed April 13, 1990, File Number 0-14713.

[vii] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1994,
        File Number 0-14713.

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

[xii] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-2, File Number 33-63785.

[xiii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30, 1995, File Number 0-14713.

[xiv] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1995,
        File Number 0-14713.