Form 10-Q
period 1996-06-30
INTERLEAF INC /MA/
filed 1996-08-14
CIK 793604

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                 ___________________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                            COMMISSION FILE NUMBER 0-14713

                                        [LOGO]

                                   INTERLEAF, INC.
                (exact name of registrant as specified in its charter)


           MASSACHUSETTS                                 04-2729042
    (State or other jurisdiction         (I.R.S. employer identification number)
   of incorporation or organization)

     62 FOURTH AVENUE, WALTHAM, MA                          02154
(Address of principal executive offices)                  (Zip Code)

                                    (612) 290-0710
                 (Registrant's telephone number, including area code)

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

  The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of July 31, 1996 was 17,454,646.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    INTERLEAF, INC.

                                   TABLE OFCONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at June 30, 1996 and March 31, 1996. . . . . . . . . . . . . . . . . . .         3

Consolidated statements of operations for the three months ended June 30, 1996 and 1995. . . . . . .         4

Consolidated statements of cash flows for the three months ended June 30, 1996 and 1995. . . . . . .         5

Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations . . .         8

PART II - OTHER INFORMATION

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14



                                    INTERLEAF, INC.

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                             CONSOLIDATED BALANCE SHEETS

                                                                                        June 30, 1996      March 31, 1996
In thousands, except for share and per share amounts                                    (unaudited)

                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                $   11,353          $   12,725
Accounts receivable, net                                                                     15,339              19,771
Prepaid expenses and other current assets                                                     2,222               2,112
                                                                                          ---------           ---------
TOTAL CURRENT ASSETS                                                                         28,914              34,608
Property and equipment, net                                                                   8,000               7,800
Intangible assets                                                                             8,617               6,164
Other assets                                                                                    689                 344
                                                                                          ---------           ---------
TOTAL ASSETS                                                                             $   46,220          $   48,916
                                                                                          ---------           ---------
                                                                                          ---------           ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                         $    2,886          $    2,908
Accrued expenses                                                                             13,002              13,252
Unearned revenue                                                                             13,612              15,986
Other current liabilities                                                                       989               1,348
                                                                                          ---------           ---------
TOTAL CURRENT LIABILITIES                                                                    30,489              33,494
Other liabilities                                                                               260                   3
                                                                                          ---------           ---------
TOTAL LIABILITIES                                                                            30,749              33,497
                                                                                          ---------           ---------
SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
    Series A Junior Participating, none issued and outstanding
    Senior Series B Convertible, issued and outstanding, 861,911 at June
    30, 1996 and 923,304 at March 31, 1996                                                       86                  92
Common stock, par value $.01 per share, authorized
    30,000,000 shares, issued and outstanding 17,453,978 at June 30, 1996
    and 16,697,988 at March 31, 1996                                                            175                 167
Additional paid-in capital                                                                   76,210              72,348
Retained earnings (deficit)                                                                 (60,758)            (56,958)
Cumulative translation adjustment                                                              (242)               (230)
                                                                                          ---------           ---------
TOTAL SHAREHOLDERS' EQUITY                                                                   15,471              15,419
                                                                                          ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $   46,220          $   48,916
                                                                                          ---------           ---------
                                                                                          ---------           ---------


                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    INTERLEAF, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended June 30
                                                      1996              1995
In thousands, except for per share amounts                   (unaudited)

REVENUES:
Products                                         $    7,046        $    9,437
Maintenance                                           7,472             7,792
Services                                              4,536             5,898
                                                  ---------         ---------
TOTAL REVENUES                                       19,054            23,127
                                                  ---------         ---------
COSTS OF REVENUES:
Products                                              1,626             1,660
Maintenance                                           1,308             1,369
Services                                              4,200             4,809
                                                  ---------         ---------
TOTAL COSTS OF REVENUES                               7,134             7,838
                                                  ---------         ---------
Gross margin                                         11,920            15,289
                                                  ---------         ---------

OPERATING EXPENSES:
Selling, general and administrative                  11,422            10,982
Research and development                              4,270             3,926
                                                  ---------         ---------
TOTAL OPERATING EXPENSES                             15,692            14,908
                                                  ---------         ---------
Income (loss) from operations                        (3,772)              381
Other income (expense)                                  (28)               91
                                                  ---------         ---------

Income (loss) before income taxes                    (3,800)              472
Provision for income taxes                                -                 -

                                                  ---------         ---------
NET INCOME (LOSS)                                $   (3,800)       $      472
                                                  ---------         ---------
                                                  ---------         ---------
Net income (loss) per share                      $    (0.22)       $     0.03
                                                  ---------         ---------
                                                  ---------         ---------
Shares used in computing net income
     (loss) per share                                16,998            17,648
                                                  ---------         ---------
                                                  ---------         ---------

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    INTERLEAF, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended June 30
                                                                          1996                  1995
In thousands                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $   (3,800)         $      472
Adjustments to reconcile net income (loss) to net cash provided bY
     (used in) operating activities:
Depreciation and amortization expense                                     2,009               2,017
Loss from disposal of property and equipment                                  -                  22

Changes in assets and liabilities, net of effect of acquisition:
    Decrease in accounts receivable, net                                  4,491               4,927
    Decrease in other assets                                                 76                 198
    Decrease in accounts payable and accrued expenses                      (911)             (1,349)
    Decrease in unearned revenue                                         (2,312)               (869)
    Decrease in other liabilities                                          (354)             (1,340)
Other, net                                                                   62                 (32)
                                                                      ---------           ---------
    Net cash provided by (used in) operating activities                    (739)              4,046
                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (1,201)               (196)
Capitalized software development costs                                     (605)             (1,066)
                                                                      ---------           ---------
    Net cash used in investing activities                                (1,806)             (1,262)
                                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                1,237               1,058
Repayment of long-term debt and capital leases                               (2)             (1,658)
                                                                      ---------           ---------
    Net cash provided by (used in) financing activities                   1,235                (600)
                                                                      ---------           ---------
Effect of exchange-rate changes on cash                                     (62)                 (1)
                                                                      ---------           ---------
Net increase (decrease) in cash and cash equivalents                     (1,372)              2,183

Cash and cash equivalents at beginning of period                         12,725              10,441
                                                                      ---------           ---------
Cash and cash equivalents at end of period                           $   11,353          $   12,624
                                                                      ---------           ---------
                                                                      ---------           ---------

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    INTERLEAF, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements include the accounts of Interleaf, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interleaf, Inc. and its subsidiaries are collectively referred to as the "Company." Certain 1995 amounts have been reclassified to conform to the 1996 method of presentation.

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

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

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

3.   Acquisition

     On May 1, 1996, the Company purchased all of the outstanding equity securities of The Learning Alliance, Inc. ("TLA") for $2,690,000. The Company issued 341,500 shares of common stock to the selling shareholders of TLA for the entire purchase amount. TLA provides sales training services and develops and markets related software for the sales force automation and integration marketplace.

     The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair market values. The acquisition resulted in goodwill of approximately $2.6 million which is being amortized over five years and is included in Intangible Assets.

     The operating results of TLA have been included in the consolidated financial statements since the date of the acquisition. Pro forma presentations have not been included as the acquisition was not material to the results of operations of the Company

4.   Noncash Financing Activities

     Senior Series B Convertible Preferred Stock holders converted 61,393 shares of preferred stock into 82,496 shares of the Company's common stock during the three months ended June 30, 1996.

                                    INTERLEAF, INC.

5.   Credit Agreement

     The Company has a revolving line of credit of up to $10 million from a major commercial lender. The credit agreement also provides for the issuance of letters of credit of up to $2 million. Borrowings from the line of credit bear interest at the higher of 9% or prime rate plus 2% and are secured by substantially all tangible and intangible domestic assets of the Company. Outstanding letters of credit bear interest at 2%. The credit agreement expires in May 1997, but may be extended annually for successive one year periods with the consent of the lender. At June 30, 1996, there were no loans outstanding under this line of credit. Borrowings under the credit agreement are based on the level of eligible North American accounts receivable, modified by cash collections during the previous 90 days. As of July 31, 1996, approximately $1.0 million of standby letters of credit were outstanding and the amount available for borrowings was approximately $0.7 million. The agreement contains certain financial covenants relating to the Company's current ratio, tangible net worth, and working capital, as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments.

6.   Restructuring

     In July 1996, the Company announced a restructuring plan to reduce employment by approximately 75 people, close or reduce space in seven sales offices, and reduce and relocate part of corporate headquarters to less expensive space. The employee terminations affected all groups throughout the organization. During the second quarter of fiscal
     1997, the Company will record a one-time charge of approximately $4.8 million to cover costs associated with this restructuring. Of this amount, approximately $1.3 million is for employee termination benefits and $3.5 million for other exit costs, primarily related to facility leases. Cash outlays are anticipated to be approximately $4.1 million and will require lease payments through December 2000.

     During the first quarter ended June 30, 1996, the Company paid approximately $0.4 million, net of sublease receipts, related to the fiscal 1995 restructuring. Expenditures for facility closures, primarily lease payments, are expected to continue through December 2000.

7.   Contingencies

     Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at June 30, 1996 has been reserved for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

                                   INTERLEAF, INC.

                                       ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company recorded a net loss of approximately $3.8 million, on total revenues of approximately $19.1 million, for its first quarter ended June 30, 1996, compared with net income of approximately $0.5 million, on total revenues of approximately $23.1 million, for the same period a year ago. As a result of the losses during its last two quarters and continued review of the Company's business strategy and outlook, the Company announced a restructuring plan in July 1996 to reduce employment and facility costs. A one-time charge to operations of approximately $4.8 million will be incurred during the second quarter of fiscal 1997 to reduce employment by approximately 75 people, close or reduce space in seven sales offices, and reduce and relocate part of corporate headquarters to less expensive space. Savings from the restructuring and other expense reductions are anticipated to be over $2 million per quarter by the third quarter of fiscal 1997.

In light of the continued revenue decline from its stand-alone software products, the Company is accelerating its strategy of developing and marketing integrated document management ("IDM") offerings for specific markets, such as sales force automation and integration, quality and health and safety compliance in manufacturing, and customer reporting in the financial services industry. These offerings, which utilize the Company's core software products, will be designed to solve specific business requirements in such markets.

REVENUES

Total revenues decreased approximately $4.1 million (18%) for the first quarter ended June 30, 1996, when compared with the same period a year ago, primarily due to declines in product license and services revenue. Revenue declined in all geographic regions. Product license revenue decreased approximately $2.4 million (25%) primarily due to lower licensing of the Company's stand-alone authoring and distribution products. This decrease was a result of the continued decline in demand for UNIX-based high-end authoring software, due to the popularity and power of PC-based authoring software, and the increased usage of internet technology for viewing simple documents in the United States. The Company believes that this increase in commercial usage of the internet and intranets will lead to higher demand for IDM solutions in the future.

Maintenance revenue, resulting from contracts to provide telephone support and upgrades to the Company's software products, remained relatively stable as compared to a year ago. This stability, during a time of decreasing product licensing, was largely attributable to renewals from the Company's very large, long-term customers primarily in the aerospace / defense industry. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base, as the aerospace/defense industry continues to consolidate, and to increase maintenance contract volume related to the new IDM solution sales.

Services revenue, consisting of consulting and customer training revenue, decreased approximately $1.4 million (23%) for the first quarter ended June 30, 1996, when compared with the same period a year ago. The Company leverages software product licensing with services to provide IDM solutions to its customers. In fiscal 1996, the Company had several large consulting projects, which were completed during early fiscal 1996, that have not been replaced with similar sized projects. This was primarily attributable to the decline in product licensing over the past few quarters.

Revenues from the Company's international operations were approximately $6.1 million (32%) and $8.3 million (36%) of total revenues for the first quarter ended June 30, 1996 and 1995, respectively. The decrease from prior year was primarily related to a significant decline in product license revenue in Europe and decreased demand from resellers in Japan.

Future revenue will be largely dependent on the Company's ability to replace the declining revenue related to stand-alone product licensing with revenue from IDM solution sales. This will be contingent on the effectiveness of the Company's increased investment in marketing and lead generation programs, and the Company's ability to successfully develop IDM-based product offerings that solve the specific business problems of organizations.

COSTS OF REVENUES

Cost of product revenues remained relatively stable as increased amortization of capitalized software development costs was offset by lower direct product costs associated with the decrease in product license revenue. Cost of maintenance revenues remained relatively stable from the prior year. Cost of services revenue decreased approximately $0.6 million (13%) primarily related to a decline in services personnel.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses increased approximately $0.4 million (4%) from the prior year due to the Company's increased investment in marketing programs and advertising campaigns. SG&A expenses are expected to decrease as a result of the fiscal 1997 restructuring plan announced in July and other anticipated expense reductions.

Research and development ("R&D") expenses increased approximately $0.3 million (9%) from the prior year primarily due to a reduction in capitalized software development costs partially offset by lower personnel expenses. For the first quarter ended June 30, 1996 and 1995, R&D expenses were approximately 22% and 17%, respectively, of total revenues. R&D spending, which excludes the offset for capitalized software development costs, represented approximately 26% and 22% of total revenues for the first quarter ended June 30, 1996 and 1995, respectively. The Company's product development plans are to focus on IDM-based product offerings as well as enhancements to existing products. R&D spending is expected to decline as a result of the fiscal 1997 restructuring plan announced in July and other anticipated expense reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $11.4 million of cash and cash equivalents at June 30, 1996, a decrease of approximately $1.4 million from March 31, 1996. The decrease was primarily attributable to the Company's operating loss during the first quarter of fiscal 1997. Capital expenditures of approximately $1.2 million were principally for improvements to the Company's information systems infrastructure. These cash outflows were partially offset by common stock issuances related to the Company's incentive stock option plans and employee stock purchase plan of approximately $1.2 million. Capital expenditures for improvements to the Company's information systems infrastructure will decline from the first quarter level until operating results improve. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At June 30, 1996, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes, and approximately $0.3 million as collateral for various lease commitments.

As part of the Company's strategy to develop sales force automation and integration applications, the Company acquired The Learning Alliance, Inc. ("TLA") in May 1996 for $2,690,000. The Company issued 341,500 shares of common stock to the selling shareholders of TLA for the entire purchase amount (see
Note 3 to the Consolidated Financial Statements for further discussion).

Accrued restructuring charges associated with the fiscal 1995 restructuring plan were approximately $1.0 million at June 30,1996. This reserve should be sufficient to cover remaining operating lease payments, net of sub-lease receipts, for closed facilities. These expenditures are expected to continue until December 2000. As previously discussed, the Company announced a new restructuring plan in July (see Note 6 to the Consolidated Financial Statements for additional information). Cash payments related to this fiscal 1997 restructuring are anticipated to be approximately $1 million during the second quarter ending September 30, 1996.

The Company has a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all tangible and intangible domestic assets of the Company. At June 30, 1996, there were no loans outstanding under this line of credit. As of July 31, 1996, approximately $1.0 million of standby letters of credit were outstanding and the amount available for borrowings was approximately $0.7 million. See Note 5 to the Consolidated Financial Statements regarding borrowing limits and restrictive covenants associated with the credit agreement.

The Company expects that cash and cash equivalents will decline significantly during the next two quarters principally due to its operating performance. Also contributing to the expected decline will be expenditures associated with the restructuring plan announced in July. To meet its liquidity needs the Company is seeking additional financing from financial institutions and/ or the capital markets. While the Company believes that it can secure the necessary financing it is seeking, there can be no assurances that such financing will be obtained, or that it can be obtained without dilution to existing shareholders. The Company will continue to closely monitor its operating results and cost structure.

RISK FACTORS

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

Sales cycles associated with IDM solution sales are long as organizations frequently require the Company to solve complex business problems which typically involve reengineering of their business processes. In addition, a high percentage of the Company's product license revenues are generally realized in the last month of a fiscal quarter and can be difficult to predict until the end of a fiscal quarter. Accordingly, given the Company's relatively fixed cost structure, a shortfall or increase in product license revenue will have a significant impact on the Company's operating results.

The Company markets its software products and services worldwide. Global and / or regional economic factors, currency exchange rate fluctuations, and potential changes in laws and regulations affecting the Company's business could impact the Company's financial condition or future operating results.

The market price of the Company's common stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer software industry, as well as general economic conditions and other factors external to the Company.

                                    INTERLEAF, INC.

                             PART II - OTHER INFORMATION

Item 5. Other Information

               On May 3, 1996, the Board of Directors elected G. Gordon M. Large, the Company's Executive Vice President and Chief Financial Officer, a Class I Director.

               Effective August 6, 1996, Rory Cowan, private investor and former chief executive officer of Stream International, was elected a Class II Director by the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

               (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

               (b) No reports were filed on Form 8-K by the Company during the quarter ended June 30, 1996.


                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERLEAF, INC.


August 12, 1996



                                   /s/ G. Gordon M. Large
                                   -------------------------------------
                                   G. Gordon M. Large
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer)

                                   INTERLEAF, INC.

                                    EXHIBIT INDEX

Exhibit
Number                                  Description                                                           Method of Filing
- -------                                 -----------                                                           -----------------
10(a)     Company's 1983 Stock Option Plan, as amended                                                               [v]
10(a1)    1994 Employee Stock Option Plan                                                                            [vi]
10(a2)    1993 Incentive Stock Option Plan, as amended                                                               [viii]
10(b)     Company's 1989 Director Stock Option Plan                                                                  [i]
10(b2)    Company's 1987 Employee Stock Purchase Plan, as amended                                                    [v]
10(c)     Company's 1989 Officer and Employee Severance Benefit Plans                                                [i]
10(cc)    Company's 1993 Director Stock Option Plan                                                                  [v]
10(d)     Agreements between PruTech Research and Development Partnership III and
          the Company, dated October 21, 1988.                                                                       [ii]
10(e)     Exclusive Marketing and Licensing Agreement, between Interleaf South
          America, Ltd. and the Company, and related Option Agreement, dated
          March 31, 1989.                                                                                            [i]
10(f)     Distribution and License Agreement between Interleaf Italia, S.r.l. and the
          Company, and related Joint Venture Agreement, dated October 31, 1988.                                      [i]
10(g)     Preferred Stock Purchase Agreements, for the issuance of 2,142,857 shares of the Company's Senior Series B Convertible Preferred Stock, dated
          September 29, 1989.                                                                                        [ii]
10(h)     Notification to Preferred Shareholder of increase in conversion ratio, dated
          May 18, 1992.                                                                                              [iii]
10(i)     Lease of Prospect Place, Waltham, MA, between Prospect Place Limited
          Partnership and Interleaf, Inc., and related Agreements, dated March 30, 1990.                             [iv]
10(k)     Letter Agreement between the Company and Richard P. Delio, the Company's former Sr. Vice President of Finance and Administration and Chief
          Financial Officer, dated March 30, 1994, concerning his employment and
          severance with the Company.                                                                                [v]
10(l)     Letter of Separation and Management Consulting Agreement between the
          Company and Mark K. Ruport, the Company's former President, Chief
          Executive Officer and Director, dated July 25, 1994, concerning his
          separation and consulting obligations to the Company.                                                      [vi]
10(m)     Letter Agreement between the Company and Richard P. Delio, the Company's former Sr. Vice President of Finance and Administration and Chief Financial
          Officer and Acting President, dated August 3, 1994, concerning his employment
          and severance with the Company.                                                                            [vi]
10(n)     Letter of Separation and Management Consulting Agreement between the Company and Peter Cittadini, the Company's former Sr. Vice President Worldwide
          Operations, dated July 27, 1994, concerning his separation and consulting
          obligations to the Company.                                                                                [vi]
10(o)     Executive Compensation Arrangement for David A. Boucher, the Company's
          Chairman of the Board, dated July 20, 1994.                                                                [vi]
10(p)     Letter of Separation and Management Consulting Agreement between the
          Company and Lawrence S. Bohn, the Company's former Sr. Vice President,
          Marketing and Business Development, dated September 20, 1994, concerning
          his separation and consulting obligations to the Company.                                                  [vi]


                                 INTERLEAF, INC.



Exhibit
Number                                  Description                                                           Method of Filing
- -------                                 -----------                                                           -----------------
10(q)     Employment and severance agreement between the Company and Edward
          Koepfler, the Company's President, dated October 3, 1994.                                                  [vii]
10(r)     Loan and Security Agreement between the Company and Foothill
          Capital Corporation, dated May 2, 1995.                                                                    [ix]
10(s)     Employment and severance agreement between the Company and G.
          Gordon M. Large, the Company's Executive Vice President and Chief
          Financial Officer, dated June 5, 1995                                                                      [ix]
10(t)     Net Lease, dated August 14, 1995, between Principal Mutual Insurance
          Company and the Company.                                                                                   [x]
10(u)     Sublease, dated September 15, 1995, between Parametric Technology
          Corporation and the Company.                                                                               [x]
10(v)     Employment and severance agreement between the Company and Mark
          Cieplik, the Company's Vice President, Americas, dated March 17, 1995.                                     [xi]
10(w)     Agreement between PruTech Research and Development Partnership III
          and the Company, dated November 14, 1995.                                                                  [xii]
11        Computation of Earnings Per Share                                                                        Included
27        Financial Data Schedule                                                                                  Included

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