Form 10-Q
period 1996-09-30
INTERLEAF INC /MA/
filed 1996-11-12
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31,1996 was 17,459,219.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                INTERLEAF, INC.
                               TABLE OF CONTENTS



                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at September 30, 1996 and March 31, 1996 . . . . 3

Consolidated statements of operations for the three and six months ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . 4

Consolidated statements of cash flows for the six months ended
September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . 5

Notes to consolidated financial statements . . . . . . . . . . . . . . . . . 6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security Holders . . . . . . . . .15

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .15

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                INTERLEAF, INC.
                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 1996  March 31, 1996
In thousands, except for share and per share amounts                  (unaudited)
                                               ASSETS
CURRENT ASSETS
Cash and cash equivalents                                             $  4,942          $ 12,725
Accounts receivable, net                                                15,890            19,771
Prepaid expenses and other current assets                                2,013             2,112
                                                                      --------          --------
TOTAL CURRENT ASSETS                                                    22,845            34,608
Property and equipment, net                                              7,521             7,800
Intangible assets                                                        7,864             6,164
Other assets                                                               628               344
                                                                      --------          --------
TOTAL ASSETS                                                          $ 38,858          $ 48,916
                                                                      --------          --------
                                                                      --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                                                 $    374          $      -
Accounts payable                                                         2,982             2,908
Accrued expenses                                                        13,804            13,252
Unearned revenue                                                        11,444            15,986
Other current liabilities                                                4,830             1,348
                                                                      --------          --------
TOTAL CURRENT LIABILITIES                                               33,434            33,494
Other liabilities                                                          225                 3
                                                                      --------          --------
TOTAL LIABILITIES                                                       33,659            33,497
                                                                      --------          --------
SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
  Series A Junior Participating, none issued and outstanding
  Senior Series B Convertible, issued and outstanding 861,911
  at September 30, 1996 and 923,304 at March 31, 1996                       86                92
Common stock, par value $.01 per share, authorized
  30,000,000 shares, issued and outstanding 17,459,219 at September
  30, 1996 and 16,697,988 at March 31, 1996                                175               167
Additional paid-in capital                                              76,224            72,348
Retained earnings (deficit)                                            (71,085)          (56,958)
Cumulative translation adjustment                                         (201)             (230)
                                                                      --------          --------
TOTAL SHAREHOLDERS' EQUITY                                               5,199            15,419
                                                                      --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  38,858         $  48,916
                                                                      --------          --------
                                                                      --------          --------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                INTERLEAF, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three months ended September 30    Six months ended September 30
                                               1996              1995            1996              1995

In thousands, except for per share
amounts                                              (unaudited)                       (unaudited)

REVENUES:

Products                                     $  4,614          $ 9,273         $ 11,660          $18,710

Maintenance                                     7,410            8,399           14,882           16,191

Services                                        4,561            5,639            9,097           11,537
                                             --------          -------         --------          -------

TOTAL REVENUES                                 16,585           23,311           35,639           46,438
                                             --------          -------         --------          -------

COSTS OF REVENUES:

Products                                        1,527            1,564            3,153            3,224

Maintenance                                     1,291            1,314            2,599            2,683

Services                                        4,362            4,767            8,562            9,576
                                             --------          -------         --------          -------

TOTAL COSTS OF REVENUES                         7,180            7,645           14,314           15,483
                                             --------          -------         --------          -------

Gross Margin                                    9,405           15,666           21,325           30,955
                                             --------          -------         --------          -------

OPERATING EXPENSES:

Selling, general and administrative            10,481           10,871           21,903           21,853

Research and development                        4,306            3,931            8,576            7,857

Restructuring expense                           4,800                -            4,800                -
                                             --------          -------         --------          -------

TOTAL OPERATING EXPENSES                       19,587           14,802           35,279           29,710
                                             --------          -------         --------          -------

Income (loss) from operations                 (10,182)             864          (13,954)           1,245

Other income (expense)                           (145)              58             (173)             149
                                             --------          -------         --------          -------

Income (loss) before income taxes             (10,327)             922          (14,127)           1,394

Provision for income taxes                          -                -                -                -
                                             --------          -------         --------          -------

NET INCOME (LOSS)                            $(10,327)         $   922         $(14,127)         $ 1,394
                                             --------          -------         --------          -------
                                             --------          -------         --------          -------

Net income (loss) per share                  $  (0.59)         $   .05         $  (0.82)         $   .08
                                             --------          -------         --------          -------
                                             --------          -------         --------          -------

Shares used in computing net
     income (loss) per share                   17,457           18,618           17,229           18,134
                                             --------          -------         --------          -------
                                             --------          -------         --------          -------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                INTERLEAF, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six months ended September 30
                                                                           1996            1995

In thousands                                                            (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                        $(14,127)       $ 1,394
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Restructuring expense                                                       4,800              -
Depreciation and amortization expense                                       3,901          3,863
Loss from disposal of property and equipment                                    -             20
Changes in assets and liabilities:
  Decrease in accounts receivable, net                                      3,942          2,573
  Decrease in other assets                                                    341            293
  Decrease in accounts payable and accrued expenses                           (49)        (1,286)
  Decrease in unearned revenue                                             (4,493)        (2,399)
  Decrease in other liabilities                                            (1,305)        (1,662)
Other, net                                                                    113            (83)
                                                                         --------        -------
  Net cash provided by (used in) operating activities                      (6,877)         2,713
                                                                         --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (1,736)          (441)
Capitalized software development costs                                       (737)        (2,352)
                                                                         --------        -------
  Net cash used in investing activities                                    (2,473)        (2,793)
                                                                         --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                                                    374              -
Net proceeds from issuance of common stock                                  1,250          2,009
Repayment of long-term debt and capital leases                                 (4)        (1,674)
                                                                         --------        -------
  Net cash provided by financing activities                                 1,620            335
                                                                         --------        -------

Effect of exchange-rate changes on cash                                       (53)           (50)
                                                                         --------        -------
Net increase (decrease) in cash and cash equivalents                       (7,783)           205

Cash and cash equivalents at beginning of period                           12,725         10,441
                                                                         --------        -------
Cash and cash equivalents at end of period                               $  4,942        $10,646
                                                                         --------        -------
                                                                         --------        -------


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

     The operating results of TLA have been included in the consolidated financial statements since the date of the acquisition. Pro forma presentations have not been included as the acquisition was not material to the results of operations of the Company.

                                INTERLEAF, INC.

4.   Noncash Financing Activities

     Senior Series B Convertible Preferred Stock holders converted 61,393 and 496,429 shares of preferred stock into 82,496 and 667,077 shares of the Company's common stock during the six months ended September 30, 1996 and 1995, respectively. The Company issued 171,635 shares of common stock, during the six months ended September 30, 1995, in connection with the exercise of a warrant. The Company received no proceeds upon the conversion of the warrant into common stock.

5.   Credit Agreement

     The Company has a revolving line of credit of up to $10 million from a major commercial lender. The credit agreement also provides for the issuance of letters of credit of up to $2 million. Borrowings from the line of credit bear interest at the higher of 9% or prime rate plus 2% and are secured by substantially all tangible and intangible domestic assets of the Company. Outstanding letters of credit bear interest at 2%. The credit agreement expires in May 1997, but may be extended annually for successive one year periods with the consent of the lender. At September 30, 1996, there was approximately $0.4 million outstanding under this line of credit. Borrowings under the credit agreement are based on the level of eligible North American accounts receivable, modified by cash collections during the previous 90 days. As of September 30, 1996, approximately $1.0 million of standby letters of credit were outstanding and the amount available for additional borrowings was approximately $1.4 million. The agreement contains certain financial covenants relating to the Company's current ratio, tangible net worth, and working capital, as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments.

6.   Restructuring

     In July 1996, the Company announced a restructuring plan and recorded a charge of $4.8 million to reduce employment by approximately 75 people, to close or reduce space in seven sales offices, and to implement the second and final stage of relocating corporate headquarters to smaller and less expensive space. The employee terminations affected all groups throughout the organization. Cash outlays are anticipated to be approximately $4.1 million of the total $4.8 million restructuring charge and will require lease payments through December 2000. Approximately $1.3 million of the restructuring charge was for employee termination benefits and $3.5 million for other exit costs, primarily related to facility leases.

     In October 1996, the Company announced a restructuring plan to further reduce employment by approximately 100 people and to close or reduce space in six sales offices. The employee terminations affected all groups throughout the organization. During the third quarter of fiscal 1997, the Company will record a charge of approximately $3.0 million to $4.0 million to cover costs associated with the restructuring.

     During the six months ended September 30, 1996, the Company paid approximately $0.9 million for employee termination benefits and approximately $0.4 million, net of sublease receipts, related to the July 1996 and fiscal 1995 restructurings.

                                INTERLEAF, INC.

7.   Shareholders' Equity

     On October 15, 1996, the Company issued 1,004,904 shares of newly authorized Series C Convertible Preferred Stock ("Series C") at a price of $9.9512 per share. The Company received net proceeds of approximately $9.4 million which will be used for working capital and general corporate purposes. Each Series C share is initially convertible into 4 shares of common stock, which rate is adjustable upon certain issuances of common stock by the Company. Dividends of $0.24878 per share are payable on April 15, 1998 and October 15, 1998, and $0.49756 per share on each April 15 and October 15 thereafter. Holders of outstanding shares of Series C Preferred Stock are entitled to the number of votes equal to one-half the number of shares of common stock into which the Series C shares are convertible. Series C shareholders are entitled to receive upon liquidation an amount equal to $9.9512 per share plus any declared or accrued but unpaid dividends, which amount is payable prior to any payments to holders of the Series B Preferred Stock and common stock. Series C shareholders must convert their shares into common stock upon the consolidation, merger or sale of substantially all assets of the Company or, subject to certain conditions, if the Company's common stock trades for twenty consecutive days above $3.7317. The Company may, at its option, redeem the Series C shares on or after October 16, 1999. The initial redemption premium is 25%, which decreases 5% annually until October 16, 2004.

     On September 12, 1996, the Board of Directors authorized a repricing program which allows employees to elect to reprice all or some of their outstanding options, ranging in exercise price from $2.75 to $10.75 per share, to the September 12, 1996 closing price of $2.5625. Any options repriced may not be exercised until March 12, 1997. Options for approximately 2.3 million shares are eligible to be repriced.

8.   Contingencies

     Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at September 30, 1996 is restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on results of operations of the Company.

                                INTERLEAF, INC.

                                    ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company recorded a net loss of approximately $10.3 million, on total revenues of $16.6 million, for the second quarter and a net loss of approximately $14.1 million, on total revenues of $35.6 million, for the six months ended September 30, 1996. This compares with net income of approximately $0.9 million, on total revenues of $23.3 million, for the second quarter and net income of approximately $1.4 million, on total revenues of $46.4 million, for the six months ended September 30, 1995. As a result of the significant decline in revenues the Company has initiated two restructuring plans, in July 1996 and October 1996, to reduce worldwide employment and facility costs. A $4.8 million restructuring charge was recorded in July 1996 and a restructuring charge of approximately $3.0 to $4.0 million will be recorded during the third quarter. Combined, these restructurings reduced employment by approximately 175 people, approximately one-third of the Company's worldwide workforce prior to the July restructuring. In addition, the Company has or will close or reduce space in 12 sales offices and implement the second and final stage of relocating corporate headquarters to smaller and less expensive space. See
Note 6 to the Consolidated Financial Statements.

REVENUES

Total revenues decreased approximately $6.7 million (29%) and $10.8 million (23%) for the second quarter and six months ended September 30, 1996, when compared with the same periods a year ago. Revenue has declined in all geographic regions. Product revenue declined significantly during these periods as sales of the Company's stand-alone products continue to decrease. The Company has been refocusing its business strategy on providing document management applications targeted toward specific vertical and horizontal markets. While the Company has built well-accepted integrated document management ("IDM") based solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell IDM applications. There is no assurance that the Company will be successful in implementing its strategy, and therefore the Company is unable to predict if or when product revenues will stabilize or grow. Additionally, since the Company's services and maintenance revenue is largely dependent on new product licenses, these revenue components have also experienced downward pressure. This trend will continue unless product revenue stabilizes.

Maintenance revenue, resulting from contracts to provide telephone support and upgrades to the Company's software products, declined approximately 12% and 8% during the second quarter and six months ended September 30, 1996, respectively, when compared with the same periods a year ago, primarily due to significant renewal contract volume in the second quarter of the prior year which was not duplicated this year. Services revenue, consisting of consulting and customer training revenue, decreased approximately 19% and 21% for the second quarter and six months ended September 30, 1996, respectively, when compared with the same periods a year ago. The Company leverages software product licensing with services to provide IDM solutions to its customers. In fiscal 1996, the Company had several large consulting projects, which were completed during early fiscal 1996, that have not been replaced with similar sized projects. This was primarily attributable to the decline in product licensing over the past few quarters.

COSTS OF REVENUES

Cost of product revenues remained relatively stable as increased amortization of capitalized software development costs was offset by lower direct product costs associated with the decrease in product license revenue. Because of the decline in product revenues, however, cost of product revenues increased as a percentage of product revenues to 33% and 27% for the second quarter and six months ended September 30, 1996, respectively, compared with approximately 17% and 17% for the corresponding periods in the prior year. Cost of maintenance revenues remained relatively stable in both amount and as a percentage of maintenance revenues relative to the prior year. Cost of services revenue decreased primarily as a result of a decline in services personnel. However, cost of services revenue increased as a percentage of services revenue to approximately 96% and 94% for the second quarter and six months ended September 30, 1996, respectively, compared with approximately 85% and 83% for the corresponding periods in the prior year, as the decline in services revenue discussed above was only partially offset by the decline in services personnel.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses remained relatively stable as a decline in selling costs were offset by increased investment in marketing programs and advertising campaigns. Because of the decrease in total revenues, SG&A expenses increased as a percentage of total revenues to approximately 63% and 61% for the second quarter and six months ended September 30, 1996, respectively, compared with approximately 47% and 47% for the corresponding periods in the prior year. SG&A expenses are expected to decrease as a result of the fiscal 1997 restructuring plans.

Research and development ("R&D") expenses increased approximately 10% from the prior year primarily due to a reduction in capitalized software development costs partially offset by lower personnel expenses. For the second quarters ended September 30, 1996 and 1995, R&D expenses were approximately 26% and 17%, respectively, of total revenues. R&D spending, which excludes the offset for capitalized software development costs, represented approximately 27% and 22% of total revenues for the second quarters ended September 30, 1996 and 1995, respectively. For the six months ended September 30, 1996 and 1995, R&D expenses were approximately 24% and 17%, respectively, and R&D spending was approximately 26% and 22%, respectively, of total revenues. The Company's product development plans are to focus on IDM-based product offerings as well as enhancements to existing products. R&D spending is expected to decline as a result of the fiscal 1997 restructuring plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $4.9 million of cash and cash equivalents at September 30, 1996, a decrease of approximately $7.8 million from March 31, 1996. The decrease was primarily attributable to the Company's operations during the first six months of fiscal 1997 and payments associated with the July 1996 restructuring. Capital expenditures of approximately $1.7 million were principally for improvements to the Company's information systems infrastructure. These cash outflows were partially offset by common stock issuances related to the Company's incentive stock option plans and employee stock purchase plan of approximately $1.2 million. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At September 30, 1996, the Company had approximately

$1.1 million of cash restricted for potential payment of German withholding taxes, and approximately $0.3 million as collateral for various lease commitments.

As part of the Company's strategy to develop sales force automation and integration applications, the Company acquired The Learning Alliance, Inc. ("TLA") in May 1996 for $2,690,000. The Company issued 341,500 shares of common stock to the selling shareholders of TLA for the entire purchase amount (see Note 3 to the Consolidated Financial Statements for further discussion).

Total accrued restructuring charges associated with both the fiscal 1995 and July 1996 restructuring plans were approximately $4.8 million at September 30,1996. Cash payments related to these restructurings are anticipated to continue until December 2000. As previously discussed, the Company announced a further restructuring plan in October (see Note 6 to the Consolidated Financial Statements for further discussion).

The Company has a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all tangible and intangible domestic assets of the Company. At September 30, 1996, there was approximately $0.4 million outstanding under this line of credit and the amount available for additional borrowings was approximately $1.4 million. At November 8, 1996, there were no loans outstanding under this line of credit and the amount available for borrowings was approximately $1.2 million. See
Note 5 to the Consolidated Financial Statements regarding borrowing limits and restrictive covenants associated with the credit agreement.

In October 1996, the Company sold Series C Convertible Preferred Stock in a private placement resulting in net proceeds of approximately $9.4 million (see Note 7 to the Consolidated Financial Statements for further discussion). The Company had approximately $13.8 million in cash and cash equivalents at October 31, 1996, which included restricted cash of approximately $1.4 million, and approximately $0.7 million oustanding under the line of credit.

The objectives of the Company's two restructurings in the last four months and the Series C private placement were to enable the Company to return to a sustainable profitable condition. However, due to the uncertainty among the Company's customers and employees created by the Company's two restructurings, along with the downward trend in the Company's revenue, the Company is unable to predict with certainty its future revenue. The Company will continue to closely monitor revenue and manage its expenses and cost structure accordingly. While the Company believes its current cash position will meet the Company's liquidity needs for the remainder of fiscal 1997, there can be no assurance in this regard, and there can be no assurance that the Company can fund its longer term ongoing business operations. If the Company's cash resources are insufficient to fund its operations at any time, there can be no assurance that the Company will be able to obtain additional capital or, if it does so, that such capital can be obtained at commercially reasonable terms or without incurring substantial dilution to existing shareholders.

The Company has retained the investment banking firm Hambrecht & Quist LLC to assist it in exploring long-term strategic alternatives.

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

The Company's future operating results are dependent on its ability to develop and market integrated document management software products and services that meet the changing needs of organizations with complex document management requirements. There are numerous risks associated with this process, including the uncertainty among customers and employees created by the Company's recent financial difficulties, rapid technological change in the information technology industry and the requirement to bring to market IDM solutions that solve complex business needs in a timely manner. In addition, the existing document publishing, electronic distribution, and document management markets are highly competitive. The Company competes against a number of companies for sales of its software products on both an individual product basis and integrated with services in large IDM solution sales.

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

                                INTERLEAF, INC.
                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders held on August 8, 1996 ("Annual Meeting") the shareholders of the Company elected the following three nominees as Class III directors of the Company whose terms shall expire at the Company's 1999 shareholder meeting: David A. Boucher, by a vote of 15,477,533 in favor to 1,287,369 against, Frederick B. Bamber, by a vote of 15,539,983 in favor to 1,224,919 against, and Ed Koepfler, by a vote of 15,567,271 in favor to 1,197,631 against. The Company also has two Class I directors Clinton P. Harris (as a Preferred Class I director elected by the Senior Series B Preferred Shareholders) and G. Gordon M. Large, whose terms are set to expire at the annual shareholders' meeting in 1997, and one Class III director George D. Potter, Jr., whose term is set to expire at the annual shareholders' meeting in 1998. At the Annual Meeting, the shareholders ratified and approved the amendment to the Company's 1987 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock available for issuance from 1,750,000 to 2,500,000 under the plan, by a vote of 14,799,328 in favor, 1,619,490 against, 86,577 abstentions, and 292,507 no votes. The shareholders also ratified and approved the selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1997, by a vote of 16,591,663 in favor, 98,237 against, and 75,002 abstentions. A more complete description of these matters appears in the Company's 1996 Proxy Statement, dated June 28, 1996.

Item 5. Other Information

Effective as of November 12, 1996, G. Gordon M. Large has resigned as the Company's Executive Vice President, Chief Financial Officer, Treasurer, and as a Company Director. Effective as of the same date, the Board of Directors has elected Robert M. Stoddard as the Company's Vice President of Finance and Administration, Chief Financial Officer, and Treasurer. Effective November 4, 1996, Frederick J. Egan resigned as the Company's Vice President for Asia/Pacific/Japan, and as an executive officer.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

     (b) No reports were filed on Form 8-K by the Company during the quarter ended September 30, 1996.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTERLEAF, INC.

November 11, 1996

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

                                INTERLEAF, INC.
                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION                      METHOD OF FILING

3(a)     Restated Articles of Organization of the Company, as         [v]
         amended
3(b)     By-Laws of the Company, as amended                           [v]
4(a)     Specimen Certificate for Shares of the Company's             [xiii]
         Common Stock
4(b)     Rights Agreement, dated July 15, 1988, between the           [xiv]
         Company and the First National Bank of Boston
10(a)    Company's 1983 Stock Option Plan, as amended                 [v]
10(a1)   1994 Employee Stock Option Plan, as amended                Included
10(a2)   1993 Incentive Stock Option Plan, as amended                 [viii]
10(b)    Company's 1989 Director Stock Option Plan                    [i]
10(b2)   Company's 1987 Employee Stock Purchase Plan, as            Included
         amended
10(c)    Company's 1989 Officer and Employee Severance                [i]
         Benefit Plans
10(cc)   Company's 1993 Director Stock Option Plan                    [v]
10(d)    Agreements between PruTech Research and Development          [ii]
         Partnership III and the Company, dated October 21,
         1988.
10(e)    Exclusive Marketing and Licensing Agreement, between         [i]
         Interleaf South America, Ltd. and the Company, and
         related Option Agreement, dated
         March 31, 1989.
10(f)    Distribution and License Agreement between Interleaf         [i]
         Italia, S.r.l. and the Company, and related Joint
         Venture Agreement, dated October 31, 1988.
10(g)    Preferred Stock Purchase Agreements, for the                 [ii]
         issuance of 2,142,857 shares
         of the Company's Senior Series B Convertible
         Preferred Stock, dated
         September 29, 1989.
10(h)    Notification to Preferred Shareholder of increase in         [iii]
         conversion ratio, dated May 18, 1992.
10(i)    Lease of Prospect Place, Waltham, MA, between                [iv]
         Prospect Place Limited
         Partnership and Interleaf, Inc., and related
         Agreements, dated March 30, 1990.
10(k)    Letter Agreement between the Company and Richard P.          [v]
         Delio, the Company's former Sr. Vice President of
         Finance and Administration and Chief Financial
         Officer, dated March 30, 1994, concerning his
         employment and severance with the Company.
10(l)    Letter of Separation and Management Consulting               [vi]
         Agreement between the Company and Mark K. Ruport,
         the Company's former President, Chief Executive
         Officer and Director, dated July 25, 1994,
         concerning his separation and consulting obligations
         to the Company.
10(m)    Letter Agreement between the Company and Richard P.          [vi]
         Delio, the Company's former Sr. Vice President of
         Finance and Administration and Chief Financial
         Officer and Acting President, dated August 3, 1994,
         concerning his employment and severance with the
         Company.
10(n)    Letter of Separation and Management Consulting                [vi]
         Agreement between the Company and Peter Cittadini,
         the Company's former Sr. Vice President Worldwide
         Operations, dated July 27, 1994, concerning his
         separation and consulting obligations to the
         Company.
10(o)    Executive Compensation Arrangement for David A.               [vi]
         Boucher, the Company's Chairman of the Board, dated
         July 20, 1994.

                                INTERLEAF, INC.

 EXHIBIT
 NUMBER                       DESCRIPTION                      METHOD OF FILING

10(p)    Letter of Separation and Management Consulting                [vi]
         Agreement between the Company and Lawrence S. Bohn,
         the Company's former Sr. Vice President, Marketing
         and Business Development, dated September 20, 1994,
         concerning his separation and consulting obligations
         to the Company.
10(q)    Employment and severance agreement between the                [vii]
         Company and Edward Koepfler, the Company's
         President, dated October 3, 1994.
10(r)    Loan and Security Agreement between the Company and           [ix]
         Foothill Capital Corporation, dated May 2, 1995.
10(s)    Employment and severance agreement between the                [ix]
         Company and G. Gordon M. Large, the Company's
         Executive Vice President and Chief Financial
         Officer, dated June 5, 1995
10(t)    Net Lease, dated August 14, 1995, between Principal           [x]
         Mutual Insurance Company and the Company.
10(u)    Sublease, dated September 15, 1995, between                   [x]
         Parametric Technology Corporation and the Company.
10(v)    Employment and severance agreement between the                [xi]
         Company and Mark Cieplik, the Company's Vice
         President, Americas, dated March 17, 1995.
10(w)    Agreement between PruTech Research and Development            [xii]
         Partnership III and the Company, dated November 14,
         1995.
10(x)    Series C Preferred Stock Agreement between                   Included
         Interleaf, Inc. and Lindner Investments, dated
         October 14, 1996
11       Computation of Earnings Per Share                            Included
27       Financial Data Schedule                                      Included
 ________________________

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

[xiii] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-1, File Number 33-5743.

[xiv] Incorporated herein by reference is Exhibit 1 to Company's Registration Statement on Form 8-A, filed July 27, 1988.