Form 10-Q
period 1996-12-31
INTERLEAF INC /MA/
filed 1997-02-14
CIK 793604

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS


  The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 4, 1997 was 17,459,219.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 Interleaf, Inc.

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at December 31, 1996 and March 31, 1996 ........ 3

Consolidated statements of operations for the three and nine months ended December 31, 1996 and 1995 ........................................... 4

Consolidated statements of cash flows for the nine months ended
December 31, 1996 and 1995 ................................................. 5

Notes to consolidated financial statements ................................. 6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations .................................................. 9

PART II - OTHER INFORMATION

Item 5 - Other Information ................................................ 13

Item 6 - Exhibits and Reports on Form 8-K ................................. 13

SIGNATURE ................................................................. 13

                                 Interleaf, Inc.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31, 1996    March 31, 1996
In thousands, except for share and per share amounts                         (unaudited)

                                                    ASSETS

Current Assets
Cash and cash equivalents                                                    $  13,738           $  12,725
Accounts receivable, net                                                        17,772              19,771
Prepaid expenses and other current assets                                        1,702               2,112
                                                                             ---------           ---------
Total current assets                                                            33,212              34,608
Property and equipment, net                                                      6,679               7,800
Intangible assets                                                                4,684               6,164
Other assets                                                                       545                 344
                                                                             ---------           ---------
Total assets                                                                 $  45,120           $  48,916
                                                                             ---------           ---------
                                                                             ---------           ---------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             $  2,104             $  2,908
Accrued expenses                                                               16,187               13,252
Unearned revenue                                                               14,734               15,986
Other current liabilities                                                       6,723                1,348
                                                                            ---------            ---------
Total current liabilities                                                      39,748               33,494
Other liabilities                                                                 188                    3
                                                                            ---------            ---------
Total liabilities                                                              39,936               33,497
                                                                            ---------            ---------

Shareholders' Equity
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
     Series A Junior Participating, none issued and outstanding
     Senior Series B Convertible, issued and outstanding 861,911
     at December 31, 1996 and 923,304 at March 31, 1996                            87                   92
     Series C Convertible Preferred Stock, issued and outstanding
     1,004,904 at December 31, 1996 and -0- at March 31, 1996                     100                    -

Common stock, par value $.01 per share, authorized
     30,000,000 shares, issued and outstanding 17,459,219 at December 31,
     1996 and 16,697,988 at March 31, 1996                                        174                  167
Additional paid-in capital                                                     85,505               72,348
Retained earnings (deficit)                                                   (80,594)             (56,958)
Cumulative translation adjustment                                                 (88)                (230)
                                                                            ---------            ---------
Total shareholders' equity                                                      5,184               15,419
                                                                            ---------            ---------
Total liabilities and shareholders' equity                                  $  45,120            $  48,916
                                                                            ---------            ---------
                                                                            ---------            ---------

                    See notes to consolidated financial statements

                                 Interleaf, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended December 31     Nine months ended December 31
                                                     1996           1995               1996           1995
In thousands, except for per share  amounts       (unaudited)    (unaudited)        (unaudited)    (unaudited)

Revenues:
Products                                           $  4,296       $  7,915           $  15,955      $  26,625
Maintenance                                           6,903          7,932              21,785         24,123
Services                                              4,149          5,408              13,247         16,945
                                                    -------        -------            --------       --------
Total Revenues                                       15,348         21,255              50,987         67,693
                                                    -------        -------            --------       --------
Costs of revenues:
Products                                              1,416          1,598               4,569          4,822
Maintenance                                           1,159          1,300               3,758          3,983
Service                                               3,931          4,474              12,493         14,050
                                                    -------        -------            --------       --------
Total costs of revenues                               6,506          7,372              20,820         22,855
                                                    -------        -------            --------       --------
Gross Margin                                          8,842         13,883              30,167         44,838
                                                    -------        -------            --------       --------
Operating Expenses:
Selling, general and administrative                   8,964          9,545              30,868         31,398
Research and development                              3,227          3,992              11,802         11,849
Write-down of intangible assets                       2,288              -               2,288              -
Restructuring expense                                 3,700              -               8,500              -
                                                    -------        -------            --------       --------
Total operating expenses                             18,179         13,537              53,458         43,247
                                                    -------        -------            --------       --------
Income (loss) from operations                        (9,337)           346             (23,291)         1,591

Other income (expense)                                 (172)           113                (345)           262
                                                    -------        -------            --------       --------
Income (loss) before income taxes                    (9,509)           459             (23,636)         1,853
Provision for income taxes                                -             30                   -             30
                                                    -------        -------            --------       --------
Net income (loss)                                   $(9,509)       $   429            $(23,636)      $  1,823
                                                    -------        -------            --------       --------
                                                    -------        -------            --------       --------
Net income (loss) per share                         $ (0.54)       $  0.02            $  (1.37)      $   0.10
                                                    -------        -------            --------       --------
                                                    -------        -------            --------       --------
Shares used in computing net
  income (loss) per share                            17,459         18,874              17,306         18,382
                                                    -------        -------            --------       --------
                                                    -------        -------            --------       --------

                 See notes to consolidated financial statements

                                Interleaf, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine months ended
                                                              December 31
                                                           1996         1995
In thousands                                                  (unaudited)

Cash Flows from Operating Activities
Net income (loss)                                        $(23,636)     $ 1,823
Adjustments to reconcile net income (loss)
  to net cash provided by
  (used in) operating activities:
Restructuring expense                                       8,500            -
Write-down of intangible assets                             2,288            -
Gain from settlement of legal dispute                           -       (1,230)
Depreciation and amortization expense                       5,880        5,833
Changes in assets and liabilities:
    Decrease in accounts receivable, net                    2,356        2,399
    Decrease in other assets                                  740          448
    Increase (decrease) in accounts payable
       and accrued expenses                                 1,335         (189)
    Decrease in unearned revenue                           (1,294)      (1,465)
    Decrease in other liabilities                          (3,099)      (2,220)
Other, net                                                     70           (4)
                                                         --------      -------
    Net cash provided by (used in) operating activities    (6,860)       5,395
                                                         --------      -------

Cash Flows from Investing Activities
Capital expenditures                                       (1,796)        (811)
Capitalized software development costs                       (887)      (3,452)
                                                         --------      -------
    Net cash used in investing activities                  (2,683)      (4,263)
                                                         --------      -------
Cash Flows from Financing Activities
Net proceeds from issuance of common stock                  1,250        2,655
Net proceeds from issuance of convertible
   preferred stock                                          9,382            -
Repayment of long-term debt and capital leases                 (8)      (1,680)
                                                         --------      -------
    Net cash provided by financing activities              10,624          975
                                                         --------      -------

Effect of exchange-rate changes on cash                       (68)        (114)
                                                         --------      -------
Net increase (decrease) in cash and cash equivalents        1,013        1,993

Cash and cash equivalents at beginning of period           12,725       10,441
                                                         --------      -------
Cash and cash equivalents at end of period               $ 13,738      $12,434
                                                         --------      -------
                                                         --------      -------

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

3.   The Learning Alliance

    On May 1, 1996, the Company purchased all of the outstanding equity securities of The Learning Alliance, Inc. ("TLA") for 341,500 shares of common stock valued at $2,690,000. TLA provides sales training services and develops and markets related software for the sales force automation and integration marketplace.

    The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair market values. The acquisition resulted in goodwill of approximately $2.6 million.

    In December 1996, in order to allow the Company's management to focus on development of its core businesses, the Company decided to divest itself of TLA. TLA was sold in January 1997 for future royalty considerations and foregone severance payments. As a result of this decision, in December 1996 the Company recorded a write-down of approximately
    $2.3 million of goodwill which had been recorded in connection with the acquisition.

    The operating results of TLA have been included in the consolidated financial statements since the date of the acquisition. Pro forma presentations have not been included as the acquisition was not material to the results of operations of the Company.

                               Interleaf, Inc.


4.   Noncash Financing Activities

    Senior Series B Convertible Preferred Stock holders converted 61,393 and 805,269 shares of preferred stock into 82,496 and 1,082,081 shares of the Company's common stock during the nine months ended December 31, 1996 and 1995, respectively. The Company issued 366,113 shares of common stock, during the nine months ended December 31, 1995, in connection with the exercise of a warrant. The Company received no proceeds upon the conversion of the warrant into common stock.

5.   Credit Agreement

    The Company has a revolving line of credit of up to $10 million from a major commercial lender. The credit agreement also provides for the issuance of letters of credit of up to $2 million. Borrowings from the line of credit bear interest at the higher of 9% or the prime rate plus 2% and are secured by substantially all tangible and intangible domestic assets of the Company. Outstanding letters of credit bear interest at 2%. The credit agreement expires in May 1997. The agreement contains certain financial covenants relating to the Company's current ratio, tangible net worth, and working capital, as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments. At December 31, 1996, there were no loans outstanding under this line of credit. Borrowings under the credit agreement are based on the level of eligible North American accounts receivable, modified by cash collections during the previous 90 days. As of December 31, 1996, approximately $0.8 million of standby letters of credit were outstanding to secure the leasing of computer equipment, and the amount available for additional borrowings was approximately $1.9 million. In January 1997, the Company received notification that the lender does not plan to extend the line of credit beyond May 1997. If the Company is unable to extend this financing facility, the commercial lender will call the letter of credit. The Company will then have to pay $800,000 to the lessor of the computer equipment.

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

    In October 1996, the Company announced a restructuring plan and recorded a charge of $3.7 million to further reduce employment by approximately 100 people and to close or reduce space in six sales offices. The employee terminations affected all groups throughout the organization.

    During the nine months ended December 31, 1996, the Company paid approximately $2.2 million for employee termination benefits and approximately $1.0 million, net of sublease receipts, for other exit costs related to the 1996 and 1995 restructurings.

                               Interleaf, Inc.

7.   Shareholders' Equity

    On October 15, 1996, the Company issued 1,004,904 shares of newly authorized Series C Convertible Preferred Stock ("Series C") at a price of $9.9512 per share. The Company received net proceeds of approximately $9.4 million which is being used for working capital and general corporate purposes. Each Series C share is initially convertible into 4 shares of common stock, which rate is adjustable upon certain issuances of common stock by the Company. Dividends of $0.24878 per share are payable on April 15, 1998 and October 15, 1998, and $0.49756 per share on each April 15 and October 15 thereafter. Holders of outstanding shares of Series C Preferred Stock are entitled to the number of votes equal to one-half the number of shares of common stock into which the Series C shares are convertible. Series C shareholders are entitled to receive upon liquidation an amount equal to $9.9512 per share plus any declared or accrued but unpaid dividends, which amount is payable prior to any payments to holders of the Series B Preferred Stock and common stock. Series C shareholders must convert their shares into common stock upon the consolidation, merger or sale of substantially all assets of the Company or, subject to certain conditions, if the Company's common stock trades for twenty consecutive days above $3.7317. The Company may, at its option, redeem the Series C shares on or after October 16, 1999. The initial redemption premium is 25%, which decreases 5% annually until October 16, 2004.

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

8.   Contingencies

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at December 31, 1996 is restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on results of operations of the Company.

                                  Interleaf, Inc.

                                       ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company recorded a net loss of approximately $9.5 million, on total revenues of $15.3 million, for the third quarter and a net loss of approximately $23.6 million, on total revenues of $51.0 million, for the nine months ended December 31, 1996. This compares with net income of approximately $0.4 million, on total revenues of $21.3 million, for the third quarter and net income of approximately $1.8 million, on total revenues of $67.7 million, for the nine months ended December 31, 1995. As a result of the significant decline in revenues, the Company initiated two restructuring plans, in July 1996 and October 1996, to reduce worldwide employment and facility costs. A $4.8 million restructuring charge was recorded in July 1996 and a restructuring charge of $3.7 million was recorded during the third quarter of fiscal 1997. Combined, these restructurings reduced employment by approximately 175 people, approximately one-third of the Company's worldwide workforce prior to the July restructuring. The Company has also closed or reduced space in 12 sales offices and is implementing the final stage of relocating its corporate offices to smaller and less expensive space. (See, Note 6 to the Consolidated Financial Statements).

In addition, during the end of the third quarter and beginning of the fourth quarter, a new senior management team has been installed, including a new President and Chief Financial Officer. The new team will continue to review and assess the Company's global operation, which may result in further consolidation. In connection therewith, in the third quarter the Company decided to divest itself of The Learning Alliance which was sold in January 1997.

Revenues

Total revenues decreased approximately $5.9 million (28%) and $16.7 million (25%) for the third quarter and nine months ended December 31, 1996, when compared with the same periods a year ago. Revenue has declined in all geographic regions. Product revenue declined significantly during these periods as sales of the Company's stand-alone products continue to decrease. The Company is refocusing its business strategy on providing document management applications targeted toward specific vertical markets. While the Company has built well-accepted integrated document management ("IDM") based solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell IDM applications. There is no assurance that the Company will be successful in implementing its strategy, and therefore the Company is unable to predict if or when product revenues will stabilize or grow. Additionally, since the Company's services and maintenance revenue is largely dependent on new product licenses, these revenue components have also experienced downward pressure. This trend will continue unless product revenue stabilizes.

Maintenance revenue, resulting from contracts to provide telephone support and upgrades to the Company's software products, declined approximately 13% and 10% during the third quarter and nine months ended December 31, 1996, respectively, when compared with the same periods a year ago. Services revenue, consisting of consulting and customer training revenue, decreased approximately 23% and 22% for the third quarter and nine months ended December 31, 1996, respectively, when compared with the same periods a year ago. The Company leverages software product licensing with services to provide IDM solutions to its customers. In fiscal 1996, the Company had several large consulting projects, which were completed during early fiscal 1996, that have not been replaced with similar sized projects. This was primarily attributable to the decline in product licensing over the past few quarters.

                               Interleaf, Inc.


Costs of Revenues

Cost of product were flat in the current period and year-to-date when compared with prior year periods as increased amortization of capitalized software development costs was offset by lower direct product costs associated with the decrease in product license revenue. Because of the decline in product revenues, however, cost of product revenues increased as a percentage of product revenues to 33% and 29% for the third quarter and nine months ended December 31, 1996, respectively, compared with approximately 20% and 18% for the corresponding periods in the prior year. Cost of maintenance revenues remained relatively stable in both amount and as a percentage of maintenance revenues relative to the prior year. Cost of services revenue decreased primarily as a result of a decline in services personnel. However, cost of services revenue increased as a percentage of services revenue to approximately 95% and 94% for the third quarter and nine months ended December 31, 1996, respectively, compared with approximately 83% for both the corresponding periods in the prior year, as the decline in services revenue discussed above was only partially offset by the decline in services personnel.

Operating Expenses

Selling, general and administrative ("SG&A") expenses decreased slightly from the prior year primarily due to the restructurings discussed previously. Because of the decrease in total revenues, SG&A expenses increased as a percentage of total revenues to approximately 58% and 61% for the third quarter and nine months ended December 31, 1996, respectively, compared with approximately 45% and 46% for the corresponding periods in the prior year. SG&A expenses are expected to decrease further as a result of the fiscal 1997 restructurings.

Research and development ("R&D") expenses decreased slightly from the prior year primarily due to lower personnel expenses. For the third quarters ended December 31, 1996 and 1995, R&D expenses were approximately 21% and 19%, respectively, of total revenues. For the nine months ended December 31, 1996 and 1995, R&D expenses were approximately 23% and 18%, respectively, of total revenues. The Company's product development plans are to focus on IDM-based product offerings as well as enhancements to existing products. R&D spending is expected to decline further as a result of the fiscal 1997 restructurings.

Liquidity and Capital Resources

The Company had approximately $13.7 million of cash and cash equivalents at December 31, 1996, an increase of approximately $1.0 million from March 31, 1996. The increase was primarily attributable to the Company's sales of convertible preferred stock (see below) which generated $9.4 million and common stock which generated $1.2 million, offset by negative cash flow from operations during the first nine months of fiscal 1997 and payments associated with the July and October 1996 restructurings. In addition, a large portion of the maintenance fees for calender 1997 were collected in December 1996. Capital expenditures of approximately $1.8 million were principally for improvements to the Company's information system infrastructure. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At December 31, 1996, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes, and approximately $0.3 million as collateral for various lease commitments.

As part of the Company's strategy to develop sales force automation and integration applications, the Company acquired The Learning Alliance, Inc. ("TLA") in May 1996 for 341,500 shares of common stock valued at $2.7 million. In December 1996, in order to allow the Company's management to focus on development of its core businesses, the Company decided to divest itself of TLA. TLA was sold in January 1997 for future royalty considerations and foregone severance obligations. As a result of this decision, in December 1996 the Company recorded a $2.3 million write-down of certain intangible assets which had been recorded in connection with acquisition (See, Note 3 to the Consolidated Financial Statements for further discussion).

                               Interleaf, Inc.

Total accrued restructuring charges associated with both the fiscal 1995 and 1996 restructurings were approximately $6.7 million at December 31, 1996. Cash payments related to these restructurings are anticipated to continue until December 2000.

The Company has a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all tangible and intangible domestic assets of the Company. At December 31, 1996, there were no outstanding borrowings under this line of credit, but a letter of credit in the amount of approximately $800,000 was issued and, therefore, the amount available for borrowings was approximately $1.9 million (See, Note 5 to the Consolidated Financial Statements regarding borrowing limits and restrictive covenants associated with the credit agreement). The Company has received notification that the lender does not plan to extend the line of credit beyond May 1997. If the Company is unable to extend this line of credit, or secure other financing, the Company will be required to pay approximately $800,000, the amount of the outstanding letter of credit.

In October 1996, the Company sold Series C Convertible Preferred Stock ("Series C") in a private placement resulting in net proceeds of approximately $9.4 million (See, Note 7 to the Consolidated Financial Statements for further discussion).

The objectives of the Company's two restructurings in the last six months and the Series C private placement were to enable the Company to return to a sustainable profitable condition. However, due to the uncertainty among the Company's customers and employees created by the Company's restructurings, along with the downward trend in the Company's revenue, the Company is unable to predict its future revenue. The Company will continue to closely monitor revenue and manage its expenses and cost structure accordingly. While the Company believes its current cash position will meet the Company's liquidity needs for the remainder of fiscal 1997, the Company can fund its longer term ongoing business operations only by increasing revenues, combined with tightly managed cost controls. If the Company's cash resources are insufficient to fund its operations at any time, there can be no assurance that the Company will be able to obtain additional capital or, if it does so, that such capital can be obtained at commercially reasonable terms or without incurring substantial dilution to existing shareholders.

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

The Company's future operating results are dependent on its ability to develop and market integrated document management software products and services that meet the changing needs of organizations with complex document management requirements. There are numerous risks associated with this process, including the uncertainty among customers and employees created by the Company's recent financial difficulties, the appointment of new senior management, rapid technological change in the information technology industry and the requirement to bring to market IDM solutions that solve complex business needs in a timely manner. In addition, the existing document publishing, electronic distribution, and document management markets are highly competitive. The Company competes against a number of companies for sales of its software products on both an individual product basis and integrated with services in large IDM solution sales.

Sales cycles associated with IDM solution sales are long as organizations frequently require the Company to solve complex business problems which typically involve reenginering of their business processes. In addition, a high percentage of the Company's product license revenues are generally realized in the last month of a fiscal quarter and are difficult to predict until the end of a fiscal quarter. Accordingly, given the Company's relatively fixed cost structure, a shortfall or increase in product license revenue will have a significant impact on the Company's operating results and liquidity.

                               Interleaf, Inc.


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

                               Interleaf, Inc.

                          PART II - OTHER INFORMATION

Item 5. Other Information

Effective November 15, 1996, the Company's Board of Directors ("Board") accepted the resignation of Ed Koepfler as its President and Chief Executive Officer and elected Rory J. Cowan as its President and Chief Executive Officer on an interim basis. Effective January 24, 1997, the Board elected Jaime W. Ellertson President and Chief Executive Officer and accepted Rory J. Cowan's resignation.

Effective January 2, 1997 the Board appointed Robert R. Langer as Vice President of Finance and Administration, Treasurer, and Chief Financial Officer and Principal Financial and Accounting Officer, and accepted the resignation of Robert M. Stoddard from these positions.

On November 15, 1996, the Board accepted the resignation of Stan Douglas, as the Company's Vice President of Engineering Operations, and on February 3, 1997 the Board accepted the resignation of Robert T. Maher, as Vice President of Engineering.

Item 6. Exhibits and Reports on Form 8-K

  (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form
       10-Q.
  (b) No reports were filed on Form 8-K by the Company during the quarter ended December 31, 1996.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERLEAF, INC.
February 13, 1997

                                /s/ Robert R. Langer
                                ---------------------------------
                                Robert R. Langer
                                Vice President of Finance and Administration
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 INTERLEAF, INC.
                                  EXHIBIT INDEX


Exhibit
Number                              Description                Method of Filing
--------                            -----------                ----------------

3(a)       Restated Articles of Organization of the Company,
           as amended                                               Included

3(b)       By-Laws of the Company, as amended                         [v]

4(a)       Specimen Certificate for Shares of the Company's
           Common Stock                                               [xiv]

4(b)       Rights Agreement, dated July 15, 1988, between the
           Company and the First National Bank of Boston              [xv]

10(a)      Company's 1983 Stock Option Plan, as amended               [v]

10(a1)     1994 Employee Stock Option Plan, as amended                [xiii]

10(a2)     1993 Incentive Stock Option Plan, as amended               [viii]

10(b)      Company's 1989 Director Stock Option Plan                  [i]

10(b2)     Company's 1987 Employee Stock Purchase Plan, as amended    [xiii]

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

10(j)      Employment and severance agreement between the Company
           and Edward Koepfler, the Company's President, dated
           October 3, 1994.                                           [vii]

10(k)      Loan and Security Agreement between the Company and
           Foothill Capital Corporation, dated May 2, 1995.           [ix]

10(l) Employment and severance agreement between the Company and G. Gordon M. Large, the Company's Executive Vice
           President and Chief Financial Officer, dated June 5, 1995. [ix]

10(m)      Net Lease, dated August 14, 1995, between Principal
           Mutual Insurance Company and the Company.                  [x]

10(n)      Sublease, dated September 15, 1995, between Parametric
           Technology Corporation and the Company.                    [x]

10(o)      Employment and severance agreement between the Company
           and Mark Cieplik, the Company's Vice President, Americas,
           dated March 17, 1995.                                      [xi]


10(p)      Agreement between PruTech Research and Development
           Partnership III and the Company, dated November 14, 1995.  [xii]

10(q)      Series C Preferred Stock Agreement between Interleaf,
           Inc. and Lindner Investments, dated October 14, 1996.      [xiii]

Exhibit
Number                        Description                      Method of Filing
--------                      -----------                      ----------------

10(r)      Letter Agreement between the Company and Robert M.
           Stoddard, as the Company's then Vice President of
           Finance and Administration, and Chief Financial
           Officer, dated November 11, 1996.                       Included

10(s)      Letter Agreement between the Company and Rory J.
           Cowan, the Company's President and Chief Executive
           Officer, dated November 15, 1996, concerning his
           employment and compensation with the Company.           Included

10(t)      Letter Agreement between the Company and Mark H.
           Cieplik, the Company's Vice President of Sales,
           dated November 15, 1996, concerning his employment
           and compensation with the Company.                      Included

10(u)      Letter Agreement between the Company and Michael L.
           Shanker, the Company's Vice President of Professional
           Services, dated November 15, 1996, concerning his
           employment and compensation with the Company.           Included


10(v)      Letter Agreement between the Company and Stephen J.
           Hill, the Company's  Vice President of Europe, dated
           November 15, 1996, concerning his employment and
           compensation with the Company.                          Included

10(w)      Resignation Agreement and Release and Employment
           Agreement between Ed Koepfler, the Company's former
           President and Chief Executive Officer, and the Company,
           dated November 15, 1996, concerning his employment and
           severance with the Company.                             Included

10(w1)     Resignation Agreement and Release and Employment
           Agreement between G. Gordon M. Large, the Company's
           former Executive Vice President of Finance and
           Administration and Chief Financial Officer, and the
           Company, dated November 12, 1996, concerning his
           employment and severance with the Company.              Included

10(x)      Resignation Agreement and Release and Employment
           Agreement between Stan Douglas, the Company's former
           Vice President of Engineering Operations, and the
           Company, dated November 15, 1996, concerning his
           employment and severance with the Company.              Included

10(y)      Terms of Engagement between the Company and Robert
           R. Langer, Vice President of Finance and Administration
           and Chief Financial Officer, dated December 30, 1996,
           concerning his employment with the Company.             Included

10(z)      Offer Letter and Acceptance between Jaime W.
           Ellertson, the Company's President and Chief Executive
           Officer, and the Company, dated January 9, 1997.         Included

11         Computation of Earnings Per Share                        Included

27         Financial Data Schedule                                  Included

_________________________
[i] Incorporated herein by reference is the applicable Exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 1989, File Number 0-14713.

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

                                 INTERLEAF, INC.

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

[xiii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30, 1996, File Number 0-14713.

[xiv] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-1, File Number 33-5743.

[xv] Incorporated herein by reference is Exhibit 1 to Company's Registration Statement on Form 8-A, filed July 27, 1988.