Form 10-K405
period 1997-03-31
INTERLEAF INC /MA/
filed 1997-06-30
CIK 793604

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549
                          -------------------------

                                  FORM 10-K

                          -------------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                          -------------------------

For the fiscal year ended:                              Commission File Number:
     March 31, 1997                                             0-14713

                          -------------------------


                             INTERLEAF, INC.
            (Exact name of registrant as specified in its charter)

                          -------------------------


     Massachusetts                                      04-2729042
(State of Incorporation)                   (IRS employer identification number)

                             62 Fourth Avenue
                       Waltham, Massachusetts 02154
                 (Address of principal executive offices)
                      Telephone No.: (617) 290--0710

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 18, 1997 was $23,868,250 based upon the last reported sales price of the Common Stock in the National Market System, as reported by NASDAQ on such date.

                          -------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of the registrant's Common Stock, $.01 par value, outstanding at June 18, 1997 was 17,709,719.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on August 15, 1997. (Part III)

===============================================================================

                                    PART I

ITEM 1. BUSINESS

   Interleaf-Registered Trademark-, Inc. and its subsidiaries ("Interleaf" or the "Company") develop and market software that is used in the creation, publication, management, and distribution of electronic documents. The Company's software enables customers to compose, edit, view and print documents, while also facilitating their electronic management, preparation, conversion and distribution, thereby enabling the Company to offer its customers an integrated document publishing ("IDP") solution.

   Since the Company's inception, Interleaf has primarily focused on the development and marketing of electronic publishing software for the technical documentation segment. These products were developed on 32-bit Unix workstations ("Workstations") manufactured by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("Digital"), Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), and on Intel-based personal computers ("PCs").

   The market for high-end technical document management products for Workstations and PCs has matured. The maturing of this market has had a negative impact on Interleaf's revenue and business. This is most evident in product revenue which declined by 46% in fiscal year 1997 from the prior year while total revenue declined by 27%. In comparison, fiscal year 1996's product revenue and total revenue remained flat compared to fiscal year 1995 (although 1995's total revenue declined by 21% from the prior year). As a response to revenue declines, the Company has reduced its asset base, employment levels, and other costs over the last three fiscal years. In fiscal years 1997 and 1995, Interleaf incurred restructuring charges of $11 million and $7 million, respectively. A major part of restructuring costs was related to facilities which amounted to $8 million and $3 million for fiscal years 1997 and 1995, respectively. Additionally, total employment declined by 47% and 25% in fiscal years 1997 and 1995, respectively. Severance costs related to the restructuring amounted to $3 million and $5 million in fiscal years 1997 and 1995, respectively. Investments in research and development, including the capitalized software development costs, were reduced by $4 million during fiscal year 1997 but averaged $19 million during the last three fiscal years. The net effect on costs from these changes is that quarterly operating expenses have been reduced by $8 million from the first to the last quarter of fiscal year 1997.

   While the demand for high-end technical document management products has matured, most mid to large size companies are requiring enterprise publishing solutions to assemble, integrate, control, and distribute documents as an essential part of their businesses. In fiscal year 1998, the enterprise publishing solutions market is expected to increase. The growth of the Internet and intranet account for most of this increase, and as a result, the definition of document publishing and management has changed. Solving enterprise document management problems is an enterprise-wide problem, beginning at a departmental level, e.g., Human Resources, Marketing, Sales, Engineering, Finance, etc.

   Interleaf plans to introduce new technologies and products in fiscal year 1998. These new technologies and products will focus on enterprise publishing solutions for complex document publishing, distribution and management across the entire enterprise. Interleaf's new technology, packaged and sold as IDP applications, will allow our customers to solve specific business problems such as enhancing corporate communication, reducing costs associated with disparate document information systems, allowing customers to offer more accurate, lower cost products and services, and substantially improving their bottom line. The Company's future revenue growth will be largely dependent on its ability to develop these new technologies and apply IDP application solutions, as well as its ability to reorganize sales and distribution channels to sell them successfully into the marketplace.

PRODUCTS AND SPECIALIZED SERVICES

   The Company currently markets an integrated suite of software products that are sold both individually and as parts of an IDP solution. These products include Interleaf 6 for publishing, WorldView for on-line distribution of document collections, RDM for document management, and BusinessWeb for Internet and intranet publishing and document management. The Company also markets consulting and training to enable its customers to deploy their IDP solutions.

   Interleaf 6. Interleaf 6 operates on Sun, Digital, HP, and IBM Workstations and on Windows NT and Windows 95 operating systems.

   Interleaf 6 is a production publishing engine that provides the capabilities to develop solutions for customers' complex document processes. Information-driven and collaborative publishing processes require a publishing engine to assimilate information from documents that originate from a variety of sources. These documents may be either a single document containing thousands of pages or a collection or library of interrelated documents. Interleaf 6 enables customers to reuse this information and re--purpose it for different distribution media: paper, Internet, intranet, local area network ("LAN"), wide area network ("WAN"), CD-ROM or for On Demand Printing. These documents share common characteristics such as multiple authors, controlled revisions and long life cycles. Interleaf 6 automates complex document processes by providing tools for creating and maintaining documentation. By leveraging 32-bit operating environments, Interleaf 6 can execute rapid changes across large document collections, maintaining cross references, autonumbering and pagination.

   Foreign language versions of Interleaf 6 are available in French, Japanese, Italian and German. Interleaf 6 is sold in modules. In the United States, the base module is priced at $1,395 and the complete package is $15,000. Interleaf 6 is subject to volume price discounts, depending on the amount committed to by a customer.

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

   WorldView Java. WorldView Java is a server based product that transforms various types of electronic data into collections of interrelated information for distribution and viewing on Web Browsers. In fiscal year 1997, WorldView Java was released in Beta, and is expected to be ready for general availability in early fiscal 1998.

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

   BusinessWeb. This product offers Internet access to an RDM-managed knowledge repository using a standard Web browser. This product lists for approximately $25,000.

   Liaison. Liaison is an open Application Programming Interface designed to facilitate the development of IDP applications. Liaison's object-oriented framework is standards-based and makes it easy to rapidly create networked solutions that operate across applications and platforms. The price of this product begins at $499.

   All of the Company's core software products support documents in Hypertext Markup Language ("HTML"), the data form for Internet World Wide Web publishing.

   SERVICES. The Company continues to implement its services strategy of providing consulting and training to its customers to enable them to deploy their IDP solutions, utilizing Interleaf's software products. During the fiscal years ended March 31, 1997, 1996 and 1995, worldwide revenues from services were approximately $17.0 million, $21.5 million, and $22.6 million respectively, representing approximately 26%, 24%, and 26% respectively, of the Company's total revenues.

   MARKETS AND CUSTOMERS. Interleaf has historically directed its marketing efforts primarily to the technical documentation segment of the electronic publishing market. As this segment has matured, the Company has diversified into IDP solutions, by applying its broad--based technology to vertical markets. In fiscal 1998, Interleaf will aggressively market solutions to vertical markets such as financial services, manufacturing, insurance and healthcare.

SALES AND DISTRIBUTION

   UNITED STATES. In the United States, Interleaf distributes its software products and customized services through direct and alternate channels.

   Direct Channel. Currently, the Company sells its software products and consulting services to customers primarily through its direct sales force. Since the start of fiscal 1993, the Company has had a telesales operation at its corporate offices to supplement its direct sales force. In fiscal 1998, the Company will team with technology partners, VARs and systems integrators to provide a broader range of solutions to the market.

   Consulting services are performed by consulting engineers working out of the Company's direct sales offices or corporate headquarters.

   Direct Sales/Services. In the United States, the Company employs approximately 99 persons engaged in direct sales, sales support, and services activities. Services includes employees engaged in project management, customized services and pre-sales activities. Interleaf maintains sales and service offices in 7 United States locations.

    Alternate Channels. The Company has entered into agreements with a number of value-added resellers to market and distribute its software products. Currently, the Company has approximately 25 resellers in the United States who resell its software products. During the fiscal year ended March 31, 1997, domestic revenues attributable to VAR sales totaled approximately 2% of the domestic revenues, compared with 5% of the domestic revenue in fiscal 1996 and 5% in fiscal 1995.

   Overall, domestic revenue from the direct and alternate channels, including services and customer support, accounted for approximately $40 million for the fiscal year ended March 31, 1997, representing approximately 62% of the Company's revenues for such year, compared with approximately $55 million or 62% of total revenues for fiscal 1996, and $57 million or 65% of total revenues for fiscal 1995.

   INTERNATIONAL. The Company primarily markets its software products and services in Canada, Europe and Asia through its wholly-owned subsidiaries. In Italy, however, Interleaf products are sold exclusively through Interleaf Italia S.r.l. The Company has an equity interest of approximately 30% in Interleaf Italia S.r.l., and has the right to purchase the remaining equity at a formula price based upon investment by the other shareholders in such entity, as well as its sales and profitability. Since April 1989, Interleaf has been selling its products in Latin America through Interleaf Americas, Ltd., an exclusive distributor. The revenues from Interleaf Americas have been insignificant.

   In August 1992, Interleaf established a wholly owned subsidiary in Japan to market the Company's Japanese language products. This subsidiary has been primarily selling through Japanese distributors and resellers who have significant services capabilities, and not directly to end users as the Company generally does outside of Japan.

   Sales and support offices for these non-U.S. entities are maintained in nearly all major European cities; the Company also has offices in Ottawa, Canada; Tokyo, Japan; and Sydney, Australia.

   Overall, international sales, including services and customer support, accounted for approximately $26 million for the fiscal year ended March 31, 1997 or 40% of total revenues, compared with approximately $34 million or 38% of total revenues for fiscal 1996, and approximately $31 million or 36% of total revenues for fiscal 1995. As of March 31, 1997, 106 employees work in the Company's international operations.

CUSTOMER SUPPORT

   Many of Interleaf's customers enter into customer support agreements. The Company employs 25 people in customer support at its corporate headquarters, and approximately 10 outside the United States. Each customer who has entered into a standard support contract receives telephone access to the Company's customer support staff and bug fixes and upgrades to Interleaf products covered under the support contract. Worldwide revenues from customer support and maintenance were $29 million, representing approximately 45% of total revenues for fiscal year ended March 31, 1997, compared with $32.3 million or 36% of total revenues for fiscal year ended March 31, 1996, and $30.7 million, or 35% of total revenues, for the fiscal year ended March 31, 1995.

   In the United States, the list price for standard support for Interleaf 6 is approximately $450 per year, generally paid annually in advance, with the price increasing to $3,495 per year for Interleaf 6, with all options. Pricing for support of the Company's WorldView product is listed at 20% of end-user price, depending upon the configuration, with support for the Company's RDM product being priced at approximately 20% of end-user price.
If non-standard support by a customer is required, prices will vary substantially. Standard support includes new releases (upgrades) to products.

PRODUCT DEVELOPMENT AND ENGINEERING

   The software industry is characterized by rapid technological change which requires the continuing enhancement of existing products, development of new products and the porting of these products to new hardware platforms, operating systems, and to various industry standard graphical user interfaces and operating systems: (1) Motif-Registered Trademark-, (2) Windows, and (3) Windows NT. During fiscal 1997, the Company completed its port of Interleaf 6 to operate on the Windows NT and Windows 95 operating systems.

   In fiscal 1997, as the Internet and intranets grew in the marketplace, the Company developed its BusinessWeb product to enable its IDP solutions to be utilized with these emerging technologies. In fiscal 1998, the Company expects to continue to shift development and engineering resources toward the development of new, Web-based publishing products and applications.

   During the fiscal years ended March 31, 1997, 1996 and 1995, the Company's product development and engineering expenses, including the amortization of software development costs, were approximately $20.0 million, $19.1 million, and $22.1 million respectively, representing 31%, 22%, and 25% respectively, of the Company's total revenues. As of March 31, 1997, the Company had 62 employees engaged in product development and engineering.

MANUFACTURING

   The Company's manufacturing operations are engaged in the duplication of tapes, diskettes, CDs, and printed documents, assembling, and final packaging.

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

COMPETITION

   The electronic publishing, distribution, viewing, and document management markets are highly competitive. Some of these competitors are larger and have greater resources than the Company has. Many new competitors emerged in the electronic publishing, viewing, and document management market in fiscal 1997. The introduction and market acceptance of new technologies such as the Internet and intranet, have also offered new forms of competition to the Company's existing products.

   At the low end of the electronic publishing and viewing market, the Company competes with Adobe Systems Inc. Principal competitive factors include product functionality, customer support, ease of use, integration, and price. In the document management market, the Company competes with numerous companies, including Documentum, Inc.

   The Company's products, integrated with each other, blended with specialized services, and used across different hardware platforms, are its principal competitive advantages in a market that is fragmented with many companies offering only separate parts of a solution. The Company also believes that its ability to provide IDP solutions for customer specific business problems will increasingly distinguish the Company from its competitors.

EMPLOYEES

   As of March 31, 1997, the Company, worldwide, employed 342 full-time employees, of whom 62 were employed in research and development, which includes quality assurance and technical documentation, 99 in domestic sales operations, including services, 25 in domestic customer support, 10 in corporate marketing, 40 in finance and administration, and 106 in the Company's international operations. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in demand throughout the industry. None of the Company's employees are represented by a labor union. Interleaf believes that its employee relations are good.

PRODUCT PROTECTION

   The Company relies on a combination of trade secret, patent, copyright and trademark laws, license agreements and technical measures to protect its rights in and to its software. Although the Company's license agreements prohibit disclosure of the proprietary aspects of its products, it is technically possible for competitors to copy aspects of its products in violation of the Company's rights. INTERLEAF is a registered trademark of the Company, WorldView and RDM are trademarks of the Company.

   The Company believes that, because of rapid technological change in the software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of employees as well as name recognition.

ITEM 2. PROPERTIES

   The Company's principal executive, administrative and research and development operations are located in two adjacent buildings, cumulatively totalling approximately 70,965 square-feet in Waltham, Massachusetts, both of which the Company occupies under leases expiring in December 2000.

   The Company also leases sales and support offices in 6 locations in the United States and 8 foreign locations for its subsidiaries.

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

EXECUTIVE OFFICERS OF THE COMPANY

   The current executive officers of the Company are listed below:

   Jaime W. Ellertson, 40, joined the Company as President, Chief Executive Officer and Director in January 1997. Prior to that date, he was Chairman of Purview Technologies, Inc., an Internet monitoring, management, and analysis software company, from July 1996 to January 1997. Mr. Ellertson was President and Chief Executive Officer of Tartan, Inc., a manufacturer of compilers, from December 1995 to June 1996. Previously, he was President and Chief Executive Officer of Openware Technologies, a software and services company, from July 1990 to December 1995.

   Robert A. Fisher, 48, joined the Company as Vice President, Customer Support in May 1997. Mr. Fisher was Vice President of Worldwide Customer Support at Interleaf from 1989 to 1994 and rejoined Interleaf in May of this year. Prior to rejoining Interleaf, Mr. Fisher was Vice President, Worldwide Customer Services at Open Environment Corporation/Borland, a manufacturer of middleware software, from August 1994 to May 1997.

   Robert R. Langer, 51, became Chief Financial Officer of the Company in January 1997. Prior to that date, Mr. Langer was interim President of Arity Corporation, a database and related development tool technology company, from February 1995 to October 1996. Mr. Langer served as Vice President and Chief Financial Officer at Phoenix Technologies, Ltd., a systems software company, from May 1990 to January 1995.

   Christopher McKee, 38, joined the Company in May 1997, as Vice President of Europe, Middle East, and Africa. Mr. McKee joined Interleaf from Inference Corporation, a provider of knowledge management software and services, where he was Senior Vice President, International Operations, from May 1996 to May 1997. Prior to being promoted to international vice president, Mr. McKee was Vice President for Northern Europe from February 1994 to April 1995 and held senior sales management positions with Inference Corporation from 1991 to 1994.

   Gary Phillips, 37, joined the Company as Vice President, Sales in June 1997. Prior to joining Interleaf, Mr. Phillips was Vice President, Sales at BBN Planet where he was responsible for Internet solutions sales, from June 1996 to June 1997. Prior to that, he was Vice President of Sales and Marketing for BBN Enterprise Networks, which provided network consulting and systems integration services, from June 1994 to June 1996. Prior to joining BBN, Mr. Phillips held the position of Vice President of Sales and Marketing for Application Systems Group, a start-up software/systems integration company, from June 1993 to June 1994. Mr. Phillips held several sales management positions, most recently as Director of Sales for U.S. Operations, at Wang Laboratories, a computer manufacturer, software applications developer, and services provider, from 1984 to June 1993.

   Michael L. Torto, 35, joined the Company as Vice President, Marketing in April 1997. Prior to joining Interleaf, Mr. Torto was Chief Operating Officer at Ontos, Inc., an object database and object middleware technology company, from April 1996 to April 1997. Mr. Torto served as Director of Marketing for Intersolv's data access products division, from December 1995 to April 1996. Previously, he was Vice President of TechGnosis, Inc., a European-based software company in the database middleware market, from November 1994 to December 1995. Previously, Mr. Torto was Director of Product Marketing at Trinzic Corp., a manufacturer of client server software, from October 1991 until December 1994.

   There is no family relationship among the foregoing individuals.

   Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

   The Company's common stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol LEAF. On June 18, 1997, there were 839 holders of record of the Company's common stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.


Quarter ended                   June 30     September 30     December 31     March 31      Year
-------------                   -------     ------------     -----------     --------     -------
FISCAL 1997
Common stock prices
  High........................   8 7/8          5 3/8            3 3/8        2 7/16       8 7/8

  Low.........................   6 1/2          2 3/8            1 7/8        1 3/8        1 3/8

  Close.......................   6 1/2          2 3/8            1 7/8        1 9/16       1 9/16

--------------------------------------------------------------------------------------------------

FISCAL 1996
Common stock prices
  High........................   8             11               12 5/8       10 3/8       12 5/8

  Low.........................   4 1/4          7 1/4            7 1/4        6 1/8        4 1/4

  Close.......................   7 3/8         10               10 1/8        8 7/8        8 7/8

----------------------------------------------------------------------------------------------------

The Company has never paid cash dividends. The Company is restricted from paying cash dividends during the term of the credit agreement.

ITEM 6. SELECTED FIVE-YEAR FINANCIAL DATA



(in thousands except for per share amounts)
Year ended March 31                               1997 a         1996 b          1995 c          1994 d            1993
------------------------------------------------------------------------------------------------------------------------
Total revenues                                  $ 64,823        $88,557        $ 87,856        $111,229        $117,341
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                (29,550)           311         (48,362)         (8,448)          9,303
------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                     $  (1.70)       $  0.02        $  (3.47)       $  (0.63)       $   0.55
------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income
   (loss) per share                               17,344         18,495          13,938          13,384          16,836
------------------------------------------------------------------------------------------------------------------------
Total assets                                    $ 37,900        $48,916        $ 50,793        $ 96,884        $ 99,519
------------------------------------------------------------------------------------------------------------------------
Long-term obligations                              2,955            733             625           1,565           1,857
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)            $   (772)       $15,419        $ 10,615        $ 56,632        $ 63,126
------------------------------------------------------------------------------------------------------------------------
Common stock outstanding                          17,459         16,698          14,203          13,631          13,064
------------------------------------------------------------------------------------------------------------------------


   a. Fiscal 1997 results include $10.9 million of restructuring charge for restructuring of the Company's worldwide operations, a $2.3 million write-off of intangible assets, and a $2.5 million write-off of capitalized software, inventory and prepaid royalties.

   b. Fiscal 1996 results include a $1.2 million benefit from the settlement of a long-term dispute with a joint venture partner.

   c. Fiscal 1995 results include a $15.2 million write-off of goodwill related to the acquisition of distributorships in Canada, France and Germany, a $7.1 million charge for restructuring the Company's worldwide operations, a $2.0 million write-off of capitalized software development costs, and a $1.9 million charge for revaluation of the Company's deferred tax asset.

   d. Fiscal 1994 results include a $4 million charge for acquired in-process research and development in connection with the acquisition of Avalanche Development Company in June 1993, a $3 million charge for restructuring the Company's worldwide operations, and a $1.9 million benefit upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective April 1, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Overview: The Company recorded a net loss of $29.6 million on revenues of $64.8 million in fiscal 1997. This compares with net income of $0.3 million on revenues of $88.6 million and a net loss of $48.4 million on revenues of $87.9 million in fiscal 1996 and 1995, respectively. Much of the decline in revenue for fiscal 1997 is due to a decrease in product revenue (46% reduction) caused by the ongoing maturation of the market for complex authoring products which is a main product line at the Company. An effort to focus on developing and supporting integrated document publishing ("IDP") applications for the extended enterprise has been initiated. As a result of the total revenue decline of 27% in fiscal year 1997 from fiscal year 1996, principally in software products, the Company underwent a comprehensive restructuring of facilities, fixed assets, and personnel during the year. The net loss of $29.6 million for fiscal 1997 was due to the impact from the decline in product revenue, charges of $2.3 million for the write-off of intangible assets from an early fiscal year 1997 acquisition, a $2.5 million write-off of capitalized software, inventory and prepaid royalties, and charges of $10.9 million for restructuring the Company's worldwide operations. In addition to the 1997 restructuring, the Company began installing a new senior management team, refocusing its business strategy, streamlining product offerings, and significantly reducing the cost structure of the Company.

   REVENUES

   Product: Total product revenue decreased by $16.0 million or 46% in fiscal 1997 compared to fiscal 1996. Revenue declined in all geographic regions. Fiscal 1996 was level with fiscal 1995. The continuing trend in the reduction in product license revenue is due to several factors. The first negative trend is the decline in licensing of the Company's UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based publishing software, for which the Company did not have any offerings until fiscal 1996. A second factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company is refocusing its business strategy on providing integrated document publishing (IDP) applications targeted toward specific vertical markets. While the Company has built well-accepted integrated document publishing based solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell IDP applications. There is no assurance that the Company will be successful in implementing its strategy and, therefore, the Company is unable to predict if or when product revenues will stabilize or grow. Additionally, since the Company's services and maintenance revenue is largely dependent on new product licenses, these revenue components have also experienced downward pressure. This trend will continue unless product revenue stabilizes.

   Maintenance: Maintenance revenue declined by $3.3 million or 10% in fiscal 1997 from fiscal 1996, although it was relatively stable in fiscal 1996 and 1995. This relative stability, during a time of decreasing product licensing, was largely attributable to renewals from the Company's very large, long-term customers primarily in the aerospace/defense industry. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new IDP application sales. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry and customers perceived value of maintenance services.

   Services: Services revenue, consisting of consulting and customer training revenue, declined by $4.5 million or 21% in fiscal 1997 compared to a decrease of $1.1 million or 5% in fiscal 1996 from 1995. The Company leverages software product licenses with services to provide IDP solutions to its customers. During fiscal 1995, the Company worked on several large service projects which were completed during early fiscal 1996. The decline in fiscal 1997 and 1996 was primarily attributable to the decrease in product license revenues, a decrease in services personnel, and lower training revenue associated with the decline in authoring software product licensing. In fiscal 1997, consulting projects tended to be smaller with resultant lower margins due to lower utilization rates and there was no replacement of the large consulting projects completed in 1996 and 1995.

   North America: Revenues were approximately $41.8 million (64%), $57.1 million (64%), and $60.0 million (68%) of total revenues during fiscal 1997, 1996, and 1995, respectively. The decline in fiscal 1997 was primarily due to a decrease in product license and consulting revenues. The decline in fiscal 1996 was primarily due to a decrease in product license and training revenues.

   International: Revenues from the Company's international operations were approximately $23.0 million (36%), $31.5 million (36%), and $27.9 million (32%) of total revenues during fiscal 1997, 1996, and 1995, respectively. The decrease in fiscal 1997 was primarily due to declining product revenue compared to fiscal 1996. The increase in fiscal year 1996 from fiscal year 1995 was due to the growth in software site licenses or electronic distribution software licensing agreements in Europe and increased demand from resellers in Japan, partially offset by a decline in European service revenue.

   Product license revenue in Japan is volatile because the Company distributes its products through a network of large credit-worthy resellers and integrators who typically enter into upfront fixed fee license agreements. Reorders in Japan are dependent on the success of the resellers and integrators in licensing the Company's products to end-user customers.

   Fiscal 1998: During fiscal 1998, the Company plans to develop several Integrated Document Publishing ("IDP") application offerings which solve specific business problems in several industries. Growth in revenues during fiscal 1998 will be largely dependent on improving sales force productivity, the effectiveness of the Company's increased investment in marketing and lead generation programs, customer acceptance of the new and enhanced software products planned to be released in fiscal 1998 and the next year, and the Company's success in leveraging software products with services to provide IDP solutions to its customers. If the Company is unable to grow or stabilize its revenues in fiscal 1998, further expense reductions will be necessary in order to sustain operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   COSTS OF REVENUES

   Cost of product revenues includes amortization of capitalized software development costs; product media, documentation materials, packaging and shipping costs; and royalties paid for licensed technology. Cost of product revenues increased $1.1 million or 16% in fiscal 1997 from 1996, compared to a decrease of $6.4 million (50%) in fiscal 1996 from 1995. Included in the cost of product revenues for fiscal 1997 and 1995, which was absent in fiscal 1996, were write-downs of $2.0 million and $3.2 million, respectively, of capitalized software development costs. This occurred as a result of a strategic product review by management and a decision to discontinue products and write-down old software products with limited future revenue potential. Additionally, in fiscal year 1997, there were write-offs of inventory and prepaid royalties. The cost of maintenance revenue decreased by $0.6 million or 12% in fiscal 1997 from 1996, compared to a decrease of $1.0 million or 16% in fiscal 1996 from 1995. Most of the decreases were related to a reduction in customer support personnel associated with the Company's 1997 and 1995 restructurings. The decrease in cost of services revenue of $2.2 million or 12% in fiscal 1997 from 1996, compared to a decrease of $1.3 million or 7% in fiscal 1996 from 1995, is primarily related to the downward trend in product revenue which results in less integration services.

   OPERATING EXPENSES

   Selling, General and Administrative (SG&A): SG&A expenses decreased $5.6 million or 13% in fiscal 1997 from 1996, compared to a decrease of $12.6 million or 23% in fiscal 1996 from fiscal 1995. The decline in SG&A expenses over the last two fiscal years was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1997 and 1995 restructurings. Also contributing to lower SG&A expenses in fiscal 1996 was the settlement of a long-term dispute with a joint venture partner that resulted in a non-recurring expense reduction of approximately $1.2 million (see Note 12 to the Consolidated Financial Statements for further discussion). Further SG&A expense reductions are anticipated throughout fiscal 1998 as the full benefit of the restructuring programs are realized. In addition, the Company will continue to manage SG&A expenses to keep costs in line with revenue.

   Research and Development (R&D): R&D expenses consist primarily of personnel expenses to support product development offset by capitalized software development costs. R&D expenses decreased by approximately $0.9 million
   (6%) in fiscal 1997 from 1996, compared to a decrease of approximately $1.0 million (6%) in fiscal 1996 from fiscal 1995. The decrease in fiscal 1997 and 1996 was primarily due to reduced personnel expenses associated with the Company's fiscal 1997 and 1995 restructurings and, for fiscal 1996 versus 1995, increased capitalization of software development costs. During fiscal 1997, 1996, and 1995, R&D expenses were approximately 23%, 18%, and 19%, respectively, of total revenues. R&D spending, which excludes the offset for capitalized software development costs, represented approximately 24%, 23%, and 24% of total revenues, respectively. During fiscal 1997, the Company completed product enhancements across all of its major product lines. Functionality and additional platform support were added to Interleaf 6, WorldView, Intellecte/BusinessWeb, Liaison, and RDM in multiple localized releases for its North American, European and Asia/Pacific markets.

   The Company's product development plans for fiscal 1998 call for a consolidation of many individual product lines into focused integrated enterprise publishing and distribution applications. The product strategy directly aligns with the corporate strategy to refocus its efforts on database enabled electronic publishing. As part of this effort, some existing products that no longer align with its focus will be retired and a number of new products will be developed to expand the Company's ability to capture sales in new departments of its Fortune 1000 customer base, or in mid-sized firms with high growth rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Restructuring and Other Charges: In fiscal year 1997, the Company incurred restructuring charges of approximately $10.9 million, of which $8.5 million related to the July and October 1996 restructurings. Additionally, there was a $2.4 million charge recorded in the fourth quarter to reflect changes in cost and timing assumptions for previously restructured facilities. These restructuring initiatives were taken in an effort to realign the Company's cost structure with the Company's revenues, which declined throughout fiscal 1997. In addition, the Company recorded a charge of $2.3 million to write-off intangible assets associated with the acquisition of The Learning Alliance (see further discussion in Liquidity and Capital Resources). The Company also recorded a $2.5 million expense (of which $2.2 million was recorded in the fourth quarter) for the write-off of capitalized software development costs, inventory, and prepaid royalties for discontinued products and products with limited revenue potential. In fiscal year 1995, the Company incurred restructuring charges of approximately $7.1 million due to a worldwide reorganization and a reduction in the size of its operations. During the fourth quarter of fiscal 1995, the management team performed a strategic and operational review of the Company's sales and marketing processes, distribution channels, product development plans, and customer support operations. As a consequence of this review and associated changes in the Company's business strategy and operations, the Company evaluated the carrying value of its long-lived intangible assets, principally goodwill and capitalized software development costs, which resulted in a write-down of approximately $17.2 million.

   INCOME TAXES

   For fiscal year 1997, no tax provision was required due to the losses sustained during the year. In fiscal 1996, the effective tax rate was reduced by net operating loss carryforwards. Fiscal 1995 was negatively impacted by an adjustment to the beginning deferred tax asset valuation allowance of approximately $1.9 million when an analysis of the Company's actual and anticipated operating results indicated, at that time, that the deferred tax asset established in fiscal 1994 was not expected to be realized.

   The Company has net operating loss carryforwards of approximately $60 million in several tax jurisdictions to offset future taxable income. In addition, the Company has tax credit carryforwards of approximately $7 million to offset federal and state income tax liabilities. Therefore, the Company expects to pay minimal income taxes for the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Company had approximately $17.3 million of cash and cash equivalents at March 31, 1997, an increase of approximately $4.6 million from March 31, 1996. The increase was primarily attributable to the net proceeds from the issuance of Senior Series C Preferred Stock of $9.4 million and common stock issuances related to its stock option plans and employee stock purchase plan of approximately $1.2 million. This increase was partially offset by payments of $4.1 million related to the Company's restructurings and investments of $1.1 million in capitalized software development costs. The Company also made investments of $1.8 million in capital equipment, principally for improvements to the Company's information system infrastructure in fiscal 1997. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At March 31, 1996, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes.

   As part of the Company's former strategy to develop sales force automation and integration applications, the Company acquired The Learning Alliance, Inc. ("TLA") in May 1996 for 341,500 shares of common stock valued at $2.7 million. In December 1996, in order to allow the Company's management to focus on development of its core businesses, the Company decided to divest itself of TLA. TLA was sold in January 1997 for future royalty considerations and foregone severance obligations. As a result of this decision, in December 1996, the Company recorded a $2.3 million write-off of certain intangible assets which had been recorded in connection with the acquisition.

   Restructuring accruals associated with both the fiscal 1997 and 1995 restructurings were approximately $7.3 million at March 31, 1997 and $1.3 million at March 31, 1996. Cash payments related to these restructurings, the majority of which are related to operating lease payments, net of subleases, are anticipated to continue until December 2000. All significant vacant space under lease has been subleased, or is the subject of a letter of understanding. Other future obligations at March 31, 1997, consist primarily of facility and equipment leases relating to the regular operations of the Company. In 1998, the Company expects to spend approximately $700,000 in capital improvements and $3.4 million in cash payments related to the restructuring accrual.

   In May 1995, the Company obtained a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all domestic assets of the Company. At March 31, 1997 and 1996, there were no loans outstanding under this line of credit. However, a letter of credit for $0.8 million is issued and outstanding and, accordingly, the amount available for borrowings was approximately $1.2 million (see Note 5 to the Consolidated Financial Statements regarding borrowing limits and restrictive covenants associated with the credit agreement). This agreement expires in August 1997 and negotiations are underway to establish a new credit facility. Management believes that they will be able to continue or replace the existing agreement by August 1997.

   In addition to the sale of Series C Convertible Preferred Stock (see Note 10 to the Consolidated Financial Statements), the Company also, in November 1995, issued 190,000 shares of common stock associated with an agreement between the Company and a joint venture partner (see Note 12 to the Consolidated Financial Statements). The objective of the fiscal 1997 Series C financing was to enable the Company to generate sufficient cash flow to return to a sustainable profitable condition.

   During 1997, the Company experienced a substantial decline in revenues and a substantial loss from operations, resulting in a shareholders' deficit at March 31, 1997. Due to the downward trend in the Company's revenues, the Company is unable to predict future revenues and when or if, it will achieve a sustainable profitable level of operations. In response to these matters, the Company developed detailed plans relating to its fiscal 1998 operations which, if realized, will restore the Company to profitable operations. Although no assurances can be given that such plans will be achieved, management is committed to taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved. In the event such actions are not successful in achieving breakeven or profitable operations, additional financing will be needed. Under such circumstances, no assurance can be given that such financing could be obtained or that it could be obtained at commercially reasonable terms or without incurring substantial dilution to existing shareholders. The financial statements do not include any adjustments to reflect the possible effects of these uncertainties.

   The Company believes its current cash balances and cash generated from operations will be sufficient to meet the Company's liquidity needs for fiscal 1998 and the foreseeable future. The Company can only fund its long-term growth through increasing revenues, combined with tightly managed cost controls.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   The Company's future operating results are dependent on its ability to develop and market integrated document publishing software products and services that meet the changing needs of organizations with complex document publishing requirements. There are numerous risks associated with this process, including rapid technological change in the information technology industry and the requirement to bring to market IDP applications that solve complicated business needs in a timely manner. In addition, the existing document publishing, electronic distribution, and document management markets are highly competitive. Many of these competitors are larger and better funded than the Company. The Company competes for sales of its software products on both an individual product basis and integrated with services in large IDP solution sales.

   Sales cycles associated with IDP solution sales are long because organizations frequently require the Company to solve complex business problems that typically involve reengineering of their business processes. In addition, a high percentage of the Company's product license revenues are generally realized in the last month of a fiscal quarter and can be difficult to predict until the end of a fiscal quarter. Accordingly, given the Company's relatively fixed cost structure, a shortfall or increase in product license revenue can have a significant impact on the Company's operating results and liquidity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INTERLEAF, INC.
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULE

   The following consolidated financial statements and schedules of Interleaf, Inc. and subsidiaries, and report, are included herein:


    Description                                                            Page
    ------------                                                           ----
Report of Management...................................................
Report to Shareholders

Consolidated Statements of Operations for the Years
Ended March 31, 1997, 1996, and 1995...................................
Report to Shareholders

Consolidated Balance Sheets at March 31, 1997 and 1996.................
Report to Shareholders

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
for the Years Ended March 31, 1997, 1996, and 1995.....................
Report to Shareholders

Consolidated Statements of Cash Flows
for the Years Ended March 31, 1997, 1996, and 1995.....................
Report to Shareholders

Notes to Consolidated Financial Statements.............................
Report to Shareholders

Report of Independent Auditors.........................................
Report to Shareholders

Supplemental Financial Information.....................................
Report to Shareholders

Schedule II - Valuation and Qualifying Accounts

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

   /s/ Jaime W. Ellertson             /s/ Robert R. Langer
   -----------------------            --------------------
   Jaime W. Ellertson                 Robert R. Langer
   President                          Vice President, Finance and Administration
   and Chief Executive Officer        and Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands except for per share amounts)
Year ended March 31                                   1997                 1996               1995
--------------------------------------------------------------------------------------------------
REVENUES
Products                                          $ 18,821              $34,786            $34,602
Maintenance                                         28,972               32,281             30,652
Service                                             17,030               21,490             22,602
--------------------------------------------------------------------------------------------------
Total revenues                                      64,823               88,557             87,856
--------------------------------------------------------------------------------------------------
COSTS OF REVENUES
Products                                             7,502                6,443             12,866
Maintenance                                          4,561                5,179              6,178
Services                                            16,041               18,270             19,605
--------------------------------------------------------------------------------------------------
Total costs of revenues                             28,104               29,892             38,649
--------------------------------------------------------------------------------------------------
Gross margin                                        36,719               58,665             49,207
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative                 37,114               42,674             55,283
Research and development                            14,994               15,875             16,855
Write-down of intangible assets                      2,288                   --             15,185
Restructuring charge                                10,942                   --              7,109
--------------------------------------------------------------------------------------------------
Total operating expenses                            65,338               58,549             94,432
--------------------------------------------------------------------------------------------------
Income (loss) from operations                      (28,619)                 116            (45,225)
Other income (expense)                                (931)                 225             (1,019)
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  (29,550)                 341            (46,244)
Provision for income taxes                              --                   30              2,118
--------------------------------------------------------------------------------------------------
Net income (loss)                                 $(29,550)             $   311           $(48,362)
--------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE                           $  (1.70)             $  0.02         $    (3.47)
--------------------------------------------------------------------------------------------------
Shares used in computing income (loss
 per share)                                         17,344               18,495             13,938
---------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


(in thousands except for share and per share amounts)
MARCH 31                                                                      1997      1996
--------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS
Cash and cash equivalents                                                 $ 17,349  $ 12,725
Accounts receivable, net of reserve for doubtful
  accounts of $1,371 in 1997 and $1,695 in 1996                             11,359    19,771
Prepaid expenses and other current assets                                    1,504     2,112
--------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                        30,212    34,608
Property and equipment, net                                                  4,963     7,800
Intangible assets                                                            2,281     6,164
Other assets                                                                   444       344
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $ 37,900  $ 48,916
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (Deficit)
CURRENT LIABILITIES
Accounts payable                                                          $  1,774  $  2,908
Accrued expenses                                                            14,455    13,255
Unearned revenue                                                            15,102    15,986
Accrued restructuring                                                        4,386       615
--------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   35,717    32,764
Long-term restructuring                                                      2,955       733
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           38,672    33,497
--------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share,
  authorized 5,000,000 shares:
  Series A Junior Participating, none issued and
    outstanding
  Senior Series B convertible, issued and
    outstanding 861,911 in 1997 and 923,304 in
    1996 (liquidation value $7 per share)                                       86        92
  Senior Series C convertible, issued and outstanding
    1,006,220 in 1997 (liquidation value $9.95 per share)                      101        --
Common stock, par value $.01 per share, authorized
  30,000,000 shares, issued and outstanding
  17,459,219 in 1997 and 16,697,988 in 1996                                    175       167
Additional paid-in capital                                                  85,513    72,348
Retained earnings (deficit)                                                (86,508)  (56,958)
Cumulative translation adjustment                                             (139)     (230)
---------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                          (772)   15,419
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)                                                               $ 37,900  $ 48,916
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands)

                                                                                                                       Total
                             Preferred       Preferred                  Additional    Retained    Cumulative    Shareholders'
                          Stock Senior    Stock Senior     Common          Paid-in    Earnings   Translation           Equity
                              Series B        Series C      Stock          Capital   (Deficit)    Adjustment        (Deficit)
------------------------------------------------------------------------------------------------------------------------------
Balances at March 31,
  1994                      $     179        $      --      $     136    $  65,551   $   (8,907)   $    (327)    $    56,632
Net loss                           --               --             --           --      (48,362)          --         (48,362)
Conversion of Senior
  Series B Convertible
  Preferred stock into
  common stock                     (6)              --              1            5           --           --              --
Common stock issued in
  connection with stock
  options exercised by
  employees                        --               --              2          660           --           --             662
Common stock issued in
  connection with
  employee stock
  purchase plan                    --               --              2        1,167           --           --           1,169
Common stock issued in
  connection with
  warrants exercised               --               --              1           (1)          --           --              --
Equity adjustment for
  foreign currency
  translation                      --               --             --           --           --          514             514
------------------------------------------------------------------------------------------------------------------------------
Balances at March 31,
  1995                            173               --            142       67,382      (57,269)         187          10,615
Net income                         --               --             --           --          311           --             311
Conversion of Senior
  Series B Convertible
  Preferred stock into
  common stock                    (81)              --             11           70           --           --              --
Common stock issued in
  connection with stock
  options exercised by
  employees                        --               --              7        2,087           --           --           2,094
Common stock issued in
  connection with
  employee stock
  purchase plan                    --               --              1          685           --           --             686
Income tax benefit
  related to exercise
  of stock options                 --               --             --           30           --           --              30
Common stock issued in
  connection with
  warrants exercised               --               --              4           (4)          --           --              --
Common stock issued in
  connection with
  acquisition                      --               --              2        2,098           --           --           2,100
Equity adjustment for
  foreign currency
  translation                      --               --             --           --           --         (417)           (417)
------------------------------------------------------------------------------------------------------------------------------
Balances at March 31,
  1996                             92               --            167       72,348      (56,958)        (230)         15,419
Net loss                           --               --             --           --      (29,550)          --         (29,550)
Conversion of Senior
  Series B Convertible
  Preferred stock into
  common stock                     (6)              --              1            5           --           --              --
Issuance and
  obligations of
  Preferred Stock
  Series C                         --              101             --        9,289           --           --           9,390
Common stock issued in
  connection with stock
  options exercised by
  employees                        --               --              2          447           --           --             449
Common stock issued in
  connection with
  employee stock
  purchase plan                    --               --              2          737           --           --             739
Common stock issued in
  connection with
  acquisition                      --               --              3        2,687           --           --           2,690
Equity adjustment for
  foreigncurrency
  translation                      --               --             --           --           --           91              91
------------------------------------------------------------------------------------------------------------------------------
Balances at March 31,
  1997                      $      86        $     101      $     175    $  85,513   $  (86,508)   $    (139)    $      (772)
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
Year ended March 31                                                  1997           1996         1995
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $(29,550)       $   311     $(48,362)

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
Write-off of intangible assets                                      2,288             --       15,185
Restructuring charge                                               10,942             --        7,108
Gain from settlement of legal dispute                                  --         (1,230)          --
Depreciation and amortization expense                               9,706          7,754       14,176
Loss from disposal of property and
 equipment                                                            212             11          261
Deferred income taxes                                                  --             --        1,860
Income tax benefit from stock options
 exercised                                                             --             30           --
Changes in assets and liabilities:
  Decrease in accounts receivable, net                              8,126          2,950       13,550
  (Increase) decrease in other assets                                 309             97         (610)
  Decrease in accounts payable and
   accrued expenses                                                  (172)        (1,068)      (3,188)
  Increase (decrease) in unearned revenue                            (730)           507          439
  Decrease in other liabilities                                    (4,379)        (2,532)      (5,333)
  Other, net                                                          410             76         (385)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                                        (2,838)         6,906       (5,298)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (1,816)        (1,597)      (4,827)
Capitalized software development costs                             (1,113)        (4,138)      (3,831)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (2,929)        (5,735)      (8,658)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred
 stock                                                              9,390             --           --
Net proceeds from issuance of common
 stock                                                              1,250          2,780        1,831
Property and equipment financing                                       --             --          682
Repayment of long-term debt and capital
 leases                                                               (18)        (1,688)      (1,819)
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          10,622          1,092          694

-------------------------------------------------------------------------------------------------------
Effect of exchange-rate changes on cash                              (231)            21          339
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                        4,624          2,284      (12,923)
Cash and cash equivalents at beginning of
 year                                                              12,725         10,441       23,364
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $ 17,349        $12,725     $ 10,441
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Company

    Interleaf, Inc. and its subsidiaries (the Company) develop and market integrated document publishing and management software and services worldwide for networked and Web-based business solutions. The Company's software is used for the electronic assembly, management, retrieval, publishing and distribution of business-critical documents.

Note 2  Summary of Significant Accounting Policies

    Principles of Consolidation: The consolidated financial statements include the accounts of Interleaf, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Revenue Recognition: Revenue from the license of software products is recognized when the products are shipped, provided there are no significant vendor obligations remaining and collection of the receivable is considered probable. The Company also maintains a reserve for a sales allowance to provide for possible product returns or allowances resulting from a lack of sell through of products by resellers. In the fourth quarter of fiscal 1997, the Company recorded a charge of $1.5 million to provide for anticipated allowances expected to be granted. Costs associated with insignificant vendor obligations are accrued. Maintenance revenue is recognized ratably over the contract period. Services (consulting and training) revenue is recognized as the related services are performed on either a time and materials basis or pro-rata based on project or contract completion.

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

    Capitalized Software Development Costs: Costs incurred in the research, design and development of software for sale to others are charged to expense until technological product feasibility is established, after which remaining software development costs are capitalized. These costs are amortized as part of the cost of revenue beginning when the product is available for general release to customers. Such amounts are amortized over the estimated remaining useful life of the product not to exceed three years. The Company continually compares the unamortized portion of capitalized software development costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is written-off.

    See Note 4 for discussion of Intangible Asset write-downs recorded during fiscal 1997 and 1995.

    Foreign Currency Translation: The translation of assets and liabilities of foreign subsidiaries is made at year-end rates of exchange, and revenues and expenses are recorded at average rates of exchange. The resulting translation adjustments are excluded from net income and are accumulated as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses from foreign currency transactions are reflected in the statements of operations. The exchange loss for fiscal year 1997 was $531,000 and not material for fiscal years 1996 and 1995.

    Income Taxes: Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes".

    Income (Loss) Per Share: Per share amounts are calculated using the weighted average number of common shares and common share equivalents outstanding during periods of net income. Common share equivalents are attributable to stock options, common stock warrants and convertible preferred stock. Per share amounts are calculated using only the weighted average number of common shares outstanding during periods of net loss. Fully diluted earnings per share is not materially different from reported primary earnings per share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

    Stock-Based Compensation: Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    Long-Lived Assets: Effective April 1, 1996, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The adoption of this statement did not have an effect on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 2  Summary of Significant Accounting Policies (con't)

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

    Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include adequacy of restructuring accruals, collectibility of accounts receivable, and recoverability of depreciable assets and intangible assets. Actual results could differ from these estimates.

    Basis of Presentation: Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 basis presentation. The accompanying financial statements have been presented assuming that the Company will continue as a going concern. During 1997, the Company experienced a substantial decline in revenues and a substantial loss from operations, resulting in a shareholders' deficit at March 31, 1997. In response to these matters, the Company developed detailed plans relating to its fiscal 1998 operations which, if realized, will restore the Company to profitable operations. Although no assurances can be given that such plans will be achieved, management is committed to taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved. In the event such actions are not successful in achieving breakeven or profitable operations, additional financing will be needed. Under such circumstances, no assurance can be given that such financing could be obtained or that it could be obtained at commercially reasonable terms or without incurring substantial dilution to existing shareholders. The financial statements do not include any adjustments to reflect the possible effects of these uncertainties. Management believes that, based on the 1998 operating plan and existing cash balances, the Company will have sufficient cash to support operations.

Note 3  Property and Equipment

    Property and equipment at March 31 consisted of the following:

(in thousands)                                                                 1997       1996
----------------------------------------------------------------------------------------------
Office, demonstration and other equipment                                 $  27,739  $  29,142
Development equipment                                                        12,654     13,118
Furniture                                                                     3,799      4,296
Leasehold improvements                                                        1,637      1,818
----------------------------------------------------------------------------------------------
                                                                             45,829     48,374
Less allowances for depreciation and amortization                            40,866     40,574
----------------------------------------------------------------------------------------------
                                                                          $   4,963  $   7,800
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

Note 4  Intangible Assets

    The Company's intangible assets have historically been purchased goodwill and capitalized software development costs. The Company's policy has been to amortize purchased goodwill to selling, general and administrative expense and capitalized software development costs to cost of revenue.

    In fiscal year 1997, the Company wrote-off goodwill of approximately $2.0 million related to the acquisition of The Learning Alliance (see Note 13). As a result of a strategic product review, the Company wrote-off capitalized software development costs of $2.0 million and $3.2 million in fiscal years 1997 and 1995, respectively. These costs were associated with discontinued products or products with limited future revenue potential. In fiscal year 1995, the Company recorded a charge to write-off goodwill of approximately $15.2 million which related to the Company's acquisition in prior years of its exclusive distributors in Canada, France and Germany. This goodwill was written-off as the Company had concluded the goodwill was permanently impaired.

    The unamortized portion of capitalized software development costs was $2.0 million and $6.2 million at March 31, 1997 and 1996, respectively. Amortization and write-downs to net realizable value of capitalized software development costs were approximately $5.0 million, $3.2 million, and $5.3 million during fiscal 1997, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 5  Credit Agreement

    The Company has a revolving line of credit up to $10 million from a major commercial lender. The credit agreement also provides for the issuance of letters of credit of up to $2 million. Borrowings from the line of credit bear interest at the higher of 9% or the prime rate plus 2% and are secured by substantially all tangible and intangible domestic assets of the Company. Outstanding letters of credit bear interest at 2%. The agreement contains certain financial covenants relating to the Company's current ratio, tangible net worth, and working capital, as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments. At March 31, 1997, there were no loans outstanding under this line of credit. Borrowings under the credit agreement are based on the level of eligible North American accounts receivable, modified by cash collections during the previous 90 days. As of March 31, 1997, approximately $0.8 million of standby letters of credit were outstanding to secure the leasing of computer equipment, and the amount available for additional borrowings is approximately $1.2 million. The current credit agreement expires in August 1997 and negotiations are underway to establish a new credit facility.

Note 6  Accrued Expenses

    Accrued expenses at March 31 consisted of the following:

(in thousands)                                                                 1997       1996
----------------------------------------------------------------------------------------------
Accrued compensation and related items                                    $   4,987  $   4,790
Taxes, other than income                                                      2,414      2,460
Royalties                                                                     1,030        706
Rent                                                                          1,228      1,561
Other                                                                         4,796      3,738
----------------------------------------------------------------------------------------------
                                                                          $  14,455  $  13,255
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

Note 7  Lease Commitments

    The Company leases its headquarters and sales offices, and certain equipment under various operating leases, which expire through the year 2001. Rent expense amounted to approximately $5.1 million, $6.6 million, and $9.4 million during fiscal 1997, 1996, and 1995, respectively.

    Future minimum lease commitments on noncancelable operating leases and sublease income are as follows:

(in thousands)
Year ended March 31                                                  1998       1999       2000       2001       2002  THEREAFTER
---------------------------------------------------------------------------------------------------------------------------------
Future minimum lease commitments on noncancelable leases        $   7,839  $   6,126  $   5,468  $   3,841     $  --       $  --
---------------------------------------------------------------------------------------------------------------------------------

Future minimum sublease income                                      2,285      2,058      1,974      1,403        --          --
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

    These future minimum lease commitments include approximately $10.3 million, net of sublease income, related to facilities the Company has elected to abandon or downsize in connection with the restructuring and acquisition-related initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 8  Restructurings

    Restructuring charges include costs associated with employee termination benefits and facility closures and related costs. Employee termination benefits include severance, wage continuation, notice pay and related fringe benefits. Facility closure and related costs include lease payments, lease buyout costs, disposal of property and equipment, and related costs.

    In the second quarter of fiscal 1997, as a result of a significant decline in product revenue, the Company announced a restructuring plan and recorded a charge of $4.8 million to reduce employment by approximately 75 people, to close or reduce space in seven sales offices, and to implement the second and final stage of relocating corporate headquarters to smaller and less expensive space. The employee terminations affected all groups throughout the organization. Approximately $1.3 million of the restructuring charge was for employee termination benefits and $3.5 million for facility closures and related costs.

    In the third quarter of fiscal 1997, the Company announced another restructuring plan and recorded a charge of $3.7 million to further reduce employment by approximately 100 people at a cost of $1.8 million and to close or reduce space in six sales offices at a cost of $1.9 million.
    The employee terminations affected all groups throughout the organization. In the fourth quarter of fiscal 1997, the Company recorded an additional charge of $2.4 million to reflect changes in cost and timing assumptions relating to previously restructured facilities.

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

    The Company paid approximately $2.7 million, $0.7 million, and $4.4 million for employee termination benefits during fiscal 1997, 1996, and 1995, respectively. Payments for facility closures and related costs, net of sublease receipts, were approximately $1.4 million, $1.3 million, and $1.2 million during fiscal 1997, 1996, and 1995, respectively. Expenditures for facility closures, primarily lease payments, are anticipated to continue through the fiscal year 2001.

Note 9  Income Taxes

    The provision for income taxes is composed of the following:

(in thousands)                                                                          1997       1996        1995
-------------------------------------------------------------------------------------------------------------------
Current:
Federal                                                                           $   --      $  30         $    --
State                                                                                 --         --              --
Foreign                                                                               --         --             258
-------------------------------------------------------------------------------------------------------------------
Total current                                                                         --         30             258
-------------------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                                               --         --           1,860
State                                                                                 --         --              --
-------------------------------------------------------------------------------------------------------------------
Total deferred                                                                        --         --           1,860
-------------------------------------------------------------------------------------------------------------------

                                                                                  $   --      $  30         $ 2,118
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

    The provision for income taxes is based on the following amounts of income
    (loss) before income taxes:

(in thousands)                                                                          1997       1996        1995
-------------------------------------------------------------------------------------------------------------------
Domestic                                                                          $  (21,586) $   3,793  $  (43,607)
Foreign                                                                               (7,964)    (3,452)     (2,637)
-------------------------------------------------------------------------------------------------------------------
                                                                                  $  (29,550) $     341  $  (46,244)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 9  Income Taxes (con't)

    Total income taxes reported are different from the amount that would have been computed applying the federal statutory tax rate to income before income taxes. The difference is attributable to the following:

(in thousands)                                                                     1997        1996        1995
-------------------------------------------------------------------------------------------------------------------
Computed at federal statutory rate                                              $  (10,047)   $  116      $  (15,723)
Loss for which no tax benefit was realized                                           9,151        --           9,051
Nondeductible amortization                                                              --        51             397
Nondeductible write-downs                                                              778        --           5,021
Other nondeductible expenses                                                           118        66             101
Benefit of net operating loss carryforward                                              --      (195)             --
Other temporary differences for which no tax benefit was realized                       --        --           1,262
Adjustment to beginning of the year deferred tax asset valuation allowance              --        --           1,860
U.S. and foreign tax rate difference                                                    --        --             123
State income taxes, net of federal tax benefit                                          --        --              --
Other, net                                                                              --        (8)             26
--------------------------------------------------------------------------------------------------------------------
                                                                                $       --    $   30      $    2,118
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

    Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of the Company's deferred tax assets and liabilities as of March 31 are as follows:

(in thousands)                                                                       1997        1996        1995
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                                                $   22,897  $   14,919  $   13,453
Tax credit carryforwards                                                             7,150       7,120       6,950
Accrued rent                                                                           473         601         738
Reserve for doubtful accounts receivable, vacation and other accruals                  864         401         475
Restructuring                                                                        2,555         392         888
-------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                           33,939      23,433      22,504
Deferred tax asset valuation allowance                                             (33,619)    (21,294)    (20,594)
-------------------------------------------------------------------------------------------------------------------
                                                                                       320       2,139       1,910
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Capitalized software development costs                                                (320)     (1,891)     (1,464)
Depreciation                                                                            --        (225)       (422)
Other                                                                                   --         (23)        (24)
-------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                        (320)     (2,139)     (1,910)
-------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                          $       --    $     --     $     --
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

    Realization of total deferred tax assets is contingent upon future taxable income. A 100% valuation allowance of net deferred tax assets has been established due to the uncertainty of realization of these tax benefits. The deferred tax asset valuation allowance increased $12,325,000 and $700,000 during fiscal 1997 and 1996, respectively. In the second quarter of fiscal 1995 the Company recorded an adjustment of approximately $1.9 million to the beginning of the year balance when an analysis of the Company's actual and anticipated operating results indicated, at that time, that utilization of the deferred tax asset was not expected to be realized.

    At March 31, 1997, the Company and its subsidiaries had net operating loss carryforwards of approximately $60 million that are available to offset future taxable income. The loss carryforwards are attributable to operations in several tax jurisdictions and expire in 1998 and thereafter. In addition, the Company has research and development and other tax credit carryforwards of approximately $7 million available to reduce future federal and state income tax liabilities. The tax credit carryforwards expire in 1999 and thereafter. During fiscal 1996, the Company made income tax payments of approximately $252,000. No tax payments were made in 1997 or 1995. (See
    Note 14.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 10  Shareholders' Equity

    On July 15, 1988, the Company declared a dividend distribution of one Preferred Stock Purchase Right (a Right) for each outstanding share of the Company's common stock to shareholders of record on July 25, 1988 and for shares of the Company's common stock issued and outstanding thereafter. Each Right entitles the holder to purchase a unit consisting of one-hundredth of a share (a Unit) of Series A Junior Participating Preferred Stock, $.10 par value (the Preferred Stock), at a purchase price of $65.00 in cash. The Rights initially trade with the shares of common stock and are not exercisable. The Rights will separate from the common stock and become exercisable 10 days after a public announcement that a person or group (an Acquiring Person) acquires beneficial ownership of 20% or more of the outstanding shares of common stock, or 10 business days after commencement of a tender offer that would result in a person or group beneficially owning 30% or more of the outstanding shares of common stock. In the event that the Company is not the surviving corporation in a merger with an Acquiring Person, or the acquisition of 25% of common stock by any person (except pursuant to a tender offer for all shares of common stock determined to be fair by certain directors of the Company), or upon certain self--dealing transactions or increases in an Acquiring Person's ownership of common stock, each holder of an outstanding Right other than an Acquiring Person will receive, upon exercise of a Right, the number of shares of the Company's common stock that equals the exercise price of the Right divided by one half of the current market price of the Company's common stock. In the event that the Company is not the surviving corporation in a merger, or if more than 50% of its assets or earning power is sold or transferred after any person has become an Acquiring Person, each holder of an outstanding Right other than any Acquiring Person will receive, upon exercise of a Right, the number of shares of common stock of the acquiring company that equals the exercise price of the Right divided by one half of the current market price of the acquiring company's common stock. The Rights are non-voting, expire on July 15, 1998 and may be redeemed at any time prior to becoming exercisable at a price of $.01 per Right.

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

    The Series B holders can convert each share of preferred stock into 1.34375 shares of common stock. Series B holders converted 61,393, 805,269, and 57,142 shares of Series B Convertible Preferred Stock into shares of the Company's common stock during fiscal 1997, 1996, and 1995, respectively.

    The Senior Series B Convertible Preferred Stock may be redeemed by the Company at $21.00 per share, at any time, provided at least 20% of the then outstanding shares of Senior Series B Convertible Preferred Stock are redeemed. Preferred shareholders shall share ratably in any dividends declared on the common stock, as if each Series B share had been converted to common stock.

    On October 15, 1996, the Company issued 1,004,904 shares of newly authorized Series C Convertible Preferred Stock ("Series C") at a price of $9.9512 per share receiving net proceeds of $9.4 million. In accordance with the agreement, the Company is obligated to issue an additional 1,316 shares of Series C Convertible Preferred Stock. Each Series C share is initially convertible into 4 shares of common stock, which rate is adjustable upon certain issuances of common stock by the Company. Dividends of $0.24878 per share are payable on April 15, 1998 and October 15, 1998, and $0.49756 per share on each April 15 and October 15 thereafter. Holders of outstanding shares of Series C Preferred Stock are entitled to the number of votes equal to one-half the number of shares of common stock into which the Series C shares are convertible. Series C shareholders are entitled to receive upon liquidation an amount equal to $9.9512 per share plus any declared or accrued but unpaid dividends, which amount is payable prior to any payments to holders of the Series B Preferred Stock and common stock. Series C shareholders must convert their shares into common stock upon the consolidation, merger or sale of substantially all assets of the Company or, subject to certain conditions, if the Company's common stock trades for twenty consecutive days above $3.7317. The Company may, at its option, redeem the Series C shares on or after October 16, 1999. The initial redemption premium is 25%, which decreases 5% annually until October 16, 2004. As part of the Series C issuance, the Company issued warrants to purchase 74,929 shares of common stock at an exercise price of $2.67 per share to its investment banking firm. These warrants are exercisable until October 15, 2001.

    In prior years, the Company had issued warrants to purchase the Company's common stock at various prices in connection with certain research and development agreements and exclusive distribution agreements. The Company issued 366,113 and 72,368 shares of common stock in connection with the exercise of warrants during fiscal 1996 and 1995, respectively. The Company received no proceeds upon the conversion of the warrants into common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 10  Shareholders' Equity (con't)

    Stock Option Plans: The Company has stock option plans that provide for the granting of non-qualified and incentive stock options to employees, consultants, and officers. The Board of Directors determines the option price, the option term, and the vesting period. Incentive stock options are granted at a price not less than the fair market value on the date of grant. On July 14, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan which provides for a maximum of 750,000 shares of common stock to be issued and sold under the plan. On September 12, 1996, the Board of Directors authorized a repricing program which allowed employees to elect to reprice all or some of their outstanding options, ranging in exercise price from $2.75 to $10.75 per share, to the September 12, 1996 closing price of $2.5625. Any options repriced may not be exercised until March 12, 1997. Options for approximately 2.1 million shares were repriced. On August 3, 1994, the Board of Directors authorized the repricing of approximately 746,000 stock options and the cancellation and re-grant of approximately 297,000 stock options ranging in price from $4.00 to $19.38 to the fair market value of $2.75 on that date. At the Annual Meeting of Shareholders on August 17, 1995, shareholders approved an amendment to the Company's
    1993 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan by 750,000. In May 1996 and October 1996, the Board of Directors approved amendments to the Company's 1994 Employee Stock Option Plan to increase the number of shares of common stock available for issuance under the plan by 750,000 and 1,000,000, respectively.

    A summary of activity for these stock option plans is as follows:


                                                                           Number of       Price Range of       Weighted Average
                                                                              Shares               Shares        Price Per Share
(in thousands, except price range of shares)
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31,1994                                                   1,553        $1.13--$19.38                 $  --
Granted                                                                        1,574         2.75--  7.25                    --
Exercised                                                                       (216)        1.13--  3.63                    --
Cancelled                                                                       (951)        2.75-- 15.63                    --
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1995                                                  1,960         2.75-- 10.75                    --
Granted                                                                          798         5.50--  7.38                  6.25
Exercised                                                                       (689)        2.75--  5.75                  3.10
Cancelled                                                                       (250)        2.75-- 10.63                  8.75
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1996                                                  1,819         2.75-- 10.75                  4.50
Granted                                                                        2,813         2.05--  2.56                  2.44
Exercised                                                                       (154)        2.75--  4.50                  2.90
Cancelled                                                                     (1,539)        2.50-- 10.63                  5.95
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1997                                                  2,939        $2.05--$10.75                $2.75
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

    At March 31, 1997, there were approximately 789,000 shares available for grant. Options exercisable were approximately 1,238,000, 912,000, and 915,000 at March 31, 1997, 1996, and 1995, respectively.

    The Company also has stock option plans for non-employee directors. In September 1993, the Board of Directors approved, with subsequent ratification by the shareholders, the Company's 1993 Director Stock Option Plan. The 1993 Director Stock Option Plan replaced the 1989 Director Stock Option Plan. Options are granted at the fair market value at date of grant and are exercisable one year later. Each non-employee director received a grant of 5,000 options at the inception of the 1993 Director Stock Option Plan. Each newly elected non-employee director receives a grant of 5,000 options as of the first date of his or her election as a director. Every April 1, each non-employee director automatically receives a grant of 5,000 options. During fiscal 1997, no options were exercised and in fiscal 1996, 10,000 options were exercised. At March 31, 1997, there were options outstanding to purchase 70,000 shares and 45,000 shares were available for grant. Options exercisable were 70,000, 105,000, and 85,000 at March 31, 1997, 1996, and 1995, respectively.

    Pro Forma Disclosure of the Effects of Stock--Based Compensation Plans: The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 10  Shareholders' Equity (con't)

    Had compensation cost been determined based on the fair value at the grant dates for awards under those plans in fiscal 1997 and 1996 on a basis consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share on a fully diluted basis would have been as indicated below:


                                                                                   1997       1996
(in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------
Net income (loss)--as reported                                                 $(29,550)      $311
Net income (loss)--pro forma                                                    (29,858)       228
Earnings (loss) per-share--as reported                                            (1.70)      0.02
Earnings (loss) per share--proforma                                               (1.72)      0.01

    Because SFAS No. 123 is only applicable to options granted subsequent to March 31, 1995, its pro forma effects will not be fully reflected until 1998. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

-------------------------------------------------------------------------------------------------------
Expected life (years)                                                                 4          4
Risk-free interest rate.                                                           6.38%      5.79%
Volatility                                                                         73.8%      73.8%
Dividend yield                                                                      --         --
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


    The weighted-average grant-date fair value of options granted during 1997 and 1996 was $1.38 and $2.86, respectively.

    The following table summarizes information about stock options outstanding at March 31, 1997:


(in thousands, except price range of
              shares)                                  Options Outstanding                   Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                              Weighted
                                               Average
                                              Remaining          Weighted                               Weighted
                             Number         Contractual           Average             Number             Average
Range of Exercise       Outstanding            Life (in          Exercise         Exercisable           Exercise
           Prices        at 3/31/97              Years)             Price          at 3/31/97              Price
-----------------------------------------------------------------------------------------------------------------

$2.00--$ 2.56                   2,591                9.7              $2.38              1,115              $2.56
$2.75--$ 5.50                     190                6.7               2.95                140               3.02
$6.65--$ 8.87                     225                6.4               6.91                 89               7.28
$9.00--$10.75                       3                3.5              $9.64                  3              $9.64
-----------------------------------------------------------------------------------------------------------------

    Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan allows eligible officers and employees to withhold up to 10% of their total compensation to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock on the date a one-year offering commences or the date an offering terminates, whichever is lower. Shares issued to employees were approximately 183,000, 157,000, and 208,000 during fiscal 1997, 1996, and 1995, respectively.

    At March 31, 1997, approximately 10,235,000 shares of common stock were reserved for issuance primarily related to the Series B and C Convertible Preferred Stock, various stock option plans, warrants, and the Employee Stock Purchase Plan.

Note 11 Employee Benefit Plans

    The Company's retirement savings plan (401(k) plan) allows eligible employees to make tax-deferred contributions. Participants in the 401(k) plan may contribute up to 15% of their total annual compensation, not to exceed the specified statutory limit. Participants are 100% vested in their own contributions. The 401(k) plan permits, but does not require, the Company to make contributions to the 401(k) plan. The Company made contributions of $100,000 during fiscal 1995; no contributions were made during fiscal 1997 and 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

Note 12 Research and Development Agreement

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

Note 13  Acquisitions

    On May 1, 1996, the Company purchased all of the outstanding equity securities of The Learning Alliance, Inc. ("TLA") for 341,500 shares of common stock valued at $2,690,000. TLA provides sales training services and develops and markets related software for the sales force automation and integration marketplace.

    The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The acquisition resulted in goodwill of approximately $2.6 million.

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

    The operating results of TLA, which were not material, have been included in the consolidated financial statements from the date of the acquisition to the date of disposition. Pro forma presentations have not been included as the acquisition was not material to the results of operations of the Company.

Note 14  Contingencies

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

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment; however, approximately $1.1 million of the cash and cash equivalents balance at March 31, 1997 and 1996 has been restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Con't)

Note 15  Industry Segment and Geographic Information

    The Company operates in a single industry segment: developing and marketing integrated document publishing software and services worldwide. Information regarding geographic areas at March 31, 1997, 1996 and 1995, and for the years then ended is as follows:

(in thousands)
March 31, 1997
and for the year then ended                      U.S.          Non-U.S.       Eliminations             Total
--------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers     $          39,558  $          25,265  $            --    $          64,823
Intercompany royalties and
  transfers                                     6,547                201             (6,748)              --
--------------------------------------------------------------------------------------------------------------
Net revenues                                   46,105             25,466             (6,748)            64,823
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                 (21,025)            (7,594)               --             (28,619)
--------------------------------------------------------------------------------------------------------------
Identifiable assets                            58,575             19,288            (39,963)            37,900
--------------------------------------------------------------------------------------------------------------

March 31, 1996
and for the year then ended                     U.S.           Non-U.S.       Eliminations             Total
--------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers     $          54,953  $          33,604  $        --          $          88,557
Intercompany royalties and
  transfers                                     8,770               --               (8,770)               --
--------------------------------------------------------------------------------------------------------------
Net revenues                                   63,723             33,604             (8,770)            88,557
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                   2,797             (2,764)                83                116
--------------------------------------------------------------------------------------------------------------
Identifiable assets                            63,734             17,590            (32,408)            48,916
--------------------------------------------------------------------------------------------------------------
March 31, 1995
and for the year then ended                      U.S.         Non--U.S.       Eliminations              Total
----------------------------------  -----------------  -----------------  -----------------  -----------------
Sales to unaffiliated customers     $          56,853  $          31,003  $          --      $          87,856
Intercompany royalties and
  transfers                                     7,076                 18             (7,094)              --
--------------------------------------------------------------------------------------------------------------
Net revenues                                   63,929             31,021             (7,094)            87,856
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                 (35,538)            (9,687)              --              (45,225)
--------------------------------------------------------------------------------------------------------------
Identifiable assets                            61,679             18,877            (29,763)            50,793
--------------------------------------------------------------------------------------------------------------

    Intercompany transfers between geographic areas are accounted for at prices that approximate prices charged to unaffiliated customers.

REPORT OF ERNST & YOUNG LLP, IDNEPENDENT AUDITORS

Board of Directors
Interleaf, Inc.

We have audited the accompanying consolidated balance sheets of Interleaf, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interleaf, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
------------------------
Boston, Massachusetts
June 16, 1997

SUPPLEMENTAL FINANCIAL INFORMATION

The following summarizes unaudited selected quarterly results of operations for the years ended March 31, 1997 and 1996 and the market range for the Company's common stock for those periods:

(in thousands except for per share amounts)
Quarter ended              June 30             September 30          December 31              March 31                   Year
-------------------------------------------------------------------------------------------------------------------------------
FISCAL 1997
Revenues                     $19,054                 $16,585              $15,348               $13,836 d            $64,823
----------------------------------------------------------------------------------------------------------------------------
Gross margin                  11,920                   9,405                8,842                 6,552               36,719
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)             (3,800)                (10,327)a             (9,509)a,b            (5,914)a,e          (29,550)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share    (0.22)                  (0.59)               (0.54)               (0.35)                (1.70)
----------------------------------------------------------------------------------------------------------------------------
FISCAL 1996
Revenues                     $23,127                 $23,311              $21,255              $20,864             $  88,557
----------------------------------------------------------------------------------------------------------------------------
Gross margin                  15,289                  15,666               13,883               13,827                58,665
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                472                     922                  429 c             (1,512)                  311
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share     0.03                    0.05                 0.02                (0.09)                 0.02
------------------------------------------------------------------------------------------------------------------------------







Notes to Supplemental Financial Information

a. Includes restructuring charges of $4.8 million, $3.7 million, and $2.4 million for the second, third, and fourth quarter, respectively. These restructuring charges were to reduce worldwide employment and facility costs.

b. Includes a $2.3 million write-off of goodwill related to the TLA acquisition.

c. Includes a $1.2 million benefit from the settlement of a long-term dispute with a joint venture partner.

d. Includes a $1.5 million reserve for sales allowances during the quarter.

e. Includes a $2.2 million write-off of capitalized software development costs, inventory, and prepaid royalties for discontinued products and products with limited future revenue potential.

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                                  (In thousands)

              COL. A                     COL. B          COL. C       COL. D       COL. E        COL. F
-------------------------------------  ------------   ------------  -----------  -----------  -------------
                                        Balance at    Additions to    Other
                                       Beginning of    Costs and    Additions--  Deductions    Balance at
           Description                    Period        Expenses    Describe(1)  Describe(2)  End of Period
-------------------------------------  ------------   ------------  -----------  -----------  -------------
Year ended March 31, 1995:
   Deducted from asset accounts
   Allowance for doubtful accounts       $1,169          $683        $1,750       $(1,649)       $1,953

Year ended March 31, 1996:
   Deducted from asset accounts
   Allowance for doubtful accounts       $1,953          $630        $  300       $(1,188)       $1,695

Year ended March 31, 1997:
   Deducted from asset accounts
   Allowance for doubtful accounts       $1,695          $304        $  --          $(628)       $1,371
-------------------------------------  ------------   ------------  -----------  -----------  -------------







---------------------
(1)  Reclass to allowance for doubtful accounts from accrued expenses
(2) Write-off of uncollectible accounts receivable and effect of foreign exchange rate fluctuations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" (except for the information contained under the subheadings "Compensation Committee Report" and "Stock Performance Graph") in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on August 15, 1997 (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to "Executive Compensation," "Severance Plan and Change in Control," "Directors' Compensation," and "Ratification and Approval of the Amendment to the Company's 1993 Stock Option Plan" contained in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to information contained in the table appearing under the heading "Principal Shareholders" contained in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" contained in the 1997 Proxy Statement.

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

(b)   Reports on Form 8-K

      None.

The following trademarks are used herein:

Interleaf-Registered Trademark- is a registered trademark of Interleaf, Inc.

RDM and WorldView are trademarks of Interleaf, Inc.

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

                                         INTERLEAF, INC.

                                    By:  /s/ Jaime W. Ellertson
                                         ---------------------------------
                                         Jaime W. Ellertson, President and
                                         Chief Executive Officer
Dated: June 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                      Capacity                                 Date
             ---------                                      --------                                 ----
/s/ Jaime W. Ellertson                      President and Chief Executive Officer and           June 30, 1997
-----------------------------------         a Director (Principal Executive Officer)
Jaime W. Ellertson


/s/ Robert R. Langer                        Vice President of Finance and Administration        June 30, 1997
-----------------------------------         and Chief Financial Officer (Principal Financial
Robert R. Langer                            and Accounting Officer)


/s/ Rory J. Cowan                           Chairman of the Board of Directors                  June 30, 1997
-----------------------------------
Rory J. Cowan


/s/ Frederick B. Bamber                     Director                                            June 30, 1997
-----------------------------------
Frederick B. Bamber


/s/ David A. Boucher                        Director                                            June 30, 1997
-----------------------------------
David A. Boucher


/s/ Marcia J. Hooper                        Director                                            June 30, 1997
-----------------------------------
Marcia J. Hooper


/s/ George D. Potter, Jr.                   Director                                            June 30, 1997
-----------------------------------
George D. Potter, Jr.

                                        35

                              EXHIBIT INDEX

Exhibit
Number                   Description                         Method of Filing
-------                  -----------                         ----------------
3(a)       Restated Articles of Organization of the                [xvi]
           Company, as amended

3(b)       By-Laws of the Company, as amended                      [v]

4(a)       Specimen Certificate for Shares of the                  [xiv]
           Company's Common Stock

4(b)       Rights Agreement, dated July 15, 1988,                  [xv]
           between the Company and the First National
           Bank of Boston

10(a)      Company's 1983 Stock Option Plan, as amended            [v]

10(a1)     1994 Employee Stock Option Plan, as amended             [xiii]

10(a2)     1993 Incentive Stock Option Plan, as amended            [viii]

10(b)      Company's 1989 Director Stock Option Plan               [i]

10(b2)     Company's 1987 Employee Stock Purchase Plan,            [xiii]
           as amended

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

10(j)      Employment and severance agreement between              [vii]
           the Company and Edward Koepfler, the Company's
           President, dated October 3, 1994.

10(k)      Loan and Security Agreement between the                 [ix]
           Company and Foothill Capital Corporation, dated May 2, 1995.

10(l)      Employment and severance agreement between              [ix]
           the Company and G. Gordon M. Large, the
           Company's Executive Vice President and Chief
           Financial Officer, dated June 5, 1995.

10(m)      Net Lease, dated August 14, 1995, between               [x]
           Principal Mutual Insurance Company and the
           Company.

10(n)      Sublease, dated September 15, 1995, between             [x]
           Parametric Technology Corporation and the
           Company.

10(o)      Employment and severance agreement between              [xi]
           the Company and Mark Cieplik, the Company's
           Vice President, Americas, dated March 17, 1995.

10(p)      Agreement between PruTech Research and                  [xii]
           Development Partnership III and the Company, dated November 14, 1995.

10(q)      Series C Preferred Stock Agreement between              [xiii]
           Interleaf, Inc. and Lindner Investments, dated October 14, 1996.

Exhibit
Number                   Description                         Method of Filing
-------                  -----------                         ----------------
10(r)      Letter Agreement between the Company and                [xvi]
           Robert M. Stoddard, as the Company's then
           Vice President of Finance and Administration, and Chief Financial Officer, dated
           November 11, 1996.

10(s)      Letter Agreement between the Company and                [xvi]
           Rory J. Cowan, the Company's President and
           Chief Executive Officer, dated November 15,
           1996, concerning his employment and
           compensation with the Company.

10(t)      Letter Agreement between the Company and                [xvi]
           Mark H. Cieplik, the Company's Vice President of Sales, dated November 15, 1996, concerning his employment and compensation with the Company.

10(u)      Letter Agreement between the Company and                [xvi]
           Michael L. Shanker, the Company's Vice
           President of Professional Services, dated
           November 15, 1996, concerning his employment and compensation with the Company.

10(v)      Letter Agreement between the Company and                [xvi]
           Stephen J. Hill, the Company's Vice President of Europe, dated November 15, 1996, concerning his employment and compensation with the Company.

10(w)      Resignation Agreement and Release and                   [xvi]
           Employment Agreement between Ed Koepfler, the
           Company's former President and Chief Executive
           Officer, and the Company, dated November 15,
           1996, concerning his employment and severance with the Company.

10(w1)     Resignation Agreement and Release and Employment        [xvi]
           Agreement between G. Gordon M. Large, the
           Company's former Executive Vice President of
           Finance and Administration and Chief Financial
           Officer, and the Company, dated November 12,
           1996, concerning his employment and severance with the Company.

10(x)      Resignation Agreement and Release and Employment        [xvi]
           Agreement between Stan Douglas, the Company's former Vice President of Engineering Operations, and the Company, dated November 15, 1996, concerning his employment and severance with the Company.

10(y)      Terms of Engagement between the Company and             [xvi]
           Robert R. Langer, Vice President of Finance and
           Administration and Chief Financial Officer, dated December 30, 1996, concerning his employment with the Company.

10(z)      Offer Letter and Acceptance between Jaime W.            [xvi]
           Ellertson, the Company's President and Chief
           Executive Officer, and the Company, dated
           January 9, 1997.

11         Computation of Earnings Per Share                      Included

21         Subsidiaries of the Company                            Included

23         Consent of Independent Auditors                        Included

27         Financial Data Schedule                                Included

____________________

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

[xiv] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-1, File Number 33-5743.

[xv] Incorporated herein by reference is Exhibit 1 to Company's Registration Statement on Form 8-A, filed July 27, 1988.

[xvi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10--Q for the quarter ended December 31, 1996, File Number 0-14713.