Form 10-Q
period 1997-06-30
INTERLEAF INC /MA/
filed 1997-08-14
CIK 793604

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 12, 1997 was 17,709,719.

================================================================================

                                 Interleaf, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at June 30, 1997 and March 31, 1997 ............  3

Consolidated statements of operations for the three months ended
June 30, 1997 and 1996 .....................................................  4

Consolidated statements of cash flows for the three months ended
June 30, 1997 and 1996 .....................................................  5

Notes to consolidated financial statements .................................  6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations ........................................  8

PART II - OTHER INFORMATION

Item 5 - Other Information ................................................. 11

Item 6 - Exhibits and Reports on Form 8-K .................................. 11

SIGNATURE .................................................................. 11

                                 Interleaf, Inc.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                   June 30, 1997  March 31, 1997
In thousands, except for share and per share         (unaudited)
amounts
                                     ASSETS
Current Assets
Cash and cash equivalents                             $   18,031     $   17,349
Accounts receivable, net of reserve for doubtful
  accounts of $1,377 at June 30, 1997 and $1,371
  at March 31, 1997                                        7,922         11,359
Prepaid expenses and other current assets                  1,532          1,504
                                                       ---------      ---------
Total current assets                                      27,485         30,212
Property and equipment, net                                4,423          4,963
Intangible assets                                          1,946          2,281
Other assets                                                 444            444
                                                       ---------      ---------
Total assets                                          $   34,298     $   37,900
                                                       =========      =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                      $    2,544     $    1,774
Accrued expenses                                          11,845         14,455
Unearned revenue                                          13,819         15,102
Accrued restructuring                                      3,598          4,386
                                                       ---------      ---------
Total current liabilities                                 31,806         35,717
Long-term restructuring                                    2,744          2,955
                                                       ---------      ---------
Total liabilities                                         34,550         38,672
                                                       ---------      ---------

Shareholders' Equity (Deficit)
Preferred stock, par value $.10 per share,
  authorized 5,000,000 shares:
  Series A Junior Participating, none issued and
  outstanding Senior Series B Convertible, issued
  and outstanding, 861,911 at June 30, 1997
  and at March 31, 1997                                       86             86
  Senior Series C Convertible, issued and
  outstanding, 1,006,480 at June 30, 1997 and
  1,006,220 at March 31, 1997                                101            101
Common stock, par value $.01 per share, authorized
  30,000,000 shares, issued and outstanding,
  17,709,719 at June 30, 1997
  and 17,459,219 at March 31, 1997                           177            175
Additional paid-in capital                                85,747         85,513
Retained earnings (deficit)                              (86,122)       (86,508)
Cumulative translation adjustment                           (241)          (139)
                                                       ---------      ---------
Total shareholders' equity (deficit)                        (252)          (772)
                                                       ---------      ---------
Total liabilities and shareholders' equity (deficit)  $   34,298     $   37,900
                                                       =========      =========

                  See notes to consolidated financial statements

                                 Interleaf, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended June 30
                                                        1997              1996
In thousands, except for per share amounts                   (unaudited)
Revenues:
Products                                              $  2,742         $  7,046
Maintenance                                              6,650            7,472
Services                                                 3,434            4,536
                                                      --------         --------
Total Revenues                                          12,826           19,054
                                                      --------         --------
Costs of revenues:
Products                                                   730            1,626
Maintenance                                                946            1,308
Services                                                 2,839            4,200
                                                      --------         --------
Total costs of revenues                                  4,515            7,134
                                                      --------         --------
Gross Margin                                             8,311           11,920
                                                      --------         --------
Operating Expenses:
Selling, general and administrative                      5,557           11,357
Research and development                                 2,451            4,270
                                                      --------         --------
Total operating expenses                                 8,008           15,627
                                                      --------         --------
Income (loss) from operations                              303           (3,707)
Other income (expense)                                      83              (93)
                                                      --------         --------
                                                           386           (3,800)

Income (loss) before income taxes
Provision for income taxes                                  --               --
                                                      --------         --------
Net income (loss)                                     $    386         $ (3,800)
                                                      ========         ========
Earnings (loss) per share:
  Primary                                             $   0.02         $  (0.22)
                                                      ========         ========
  Fully Diluted                                       $   0.02              N/A
                                                      ========         ========
Shares used in computing primary
  earnings per share                                    22,974           16,998
                                                      ========         ========
Shares used in computing fully diluted
  earnings per share                                    23,134              N/A
                                                      ========         ========

                 See notes to consolidated financial statements

                                 Interleaf, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three months ended June 30
                                                        1997             1996
In thousands                                                 (unaudited)
Cash Flows from Operating Activities
Net income (loss)                                     $     386        $ (3,800)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
Depreciation and amortization expense                       997           2,009

Changes in assets and liabilities, net
 of effect of acquisition:
  Decrease in accounts receivable, net                    3,437           4,491
  Decrease in other assets                                  (28)             76
  Decrease in accounts payable and accrued expenses      (1,840)           (911)
  Decrease in unearned revenue                           (1,283)         (2,312)
  Decrease in other liabilities                            (999)           (354)
Other, net                                                    -              62
                                                       --------        --------
  Net cash provided by (used in) operating
    activities                                              670            (739)
                                                       --------        --------

Cash Flows from Investing Activities
Capital expenditures                                       (122)         (1,201)
Capitalized software development costs                        -            (605)
                                                       --------        --------
  Net cash used in investing activities                    (122)         (1,806)
                                                       --------        --------

Cash Flows from Financing Activities
Net proceeds from issuance of common stock                  236           1,237
Repayment of long-term debt and capital leases                -              (2)
                                                       --------        -------
  Net cash provided by (used in) financing
    activities                                              236           1,235
                                                       --------        --------
                                                           (102)            (62)
                                                       --------        --------
Effect of exchange-rate changes on cash
Net increase (decrease) in cash and cash
  equivalents                                               682          (1,372)
                                                         17,349          12,725
                                                       --------        --------
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period            $  18,031       $  11,353
                                                       ========        ========

                  See notes to consolidated financial statements

                                 Interleaf, Inc.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Basis of Presentation
    The consolidated financial statements include the accounts of Interleaf, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interleaf, Inc. and its subsidiaries are collectively referred to as the "Company." Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 method of presentation.

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

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

    On June 20, 1997, the Board of Directors authorized the repricing of approximately 1,626,000 stock options at $1.25 per share. The original grant prices ranged from $2.00 to $8.25 per share.

3.  Credit Agreement

    The Company has a revolving line of credit of up to $10 million from a major commercial lender. The credit agreement also provides for the issuance of letters of credit of up to $2 million. Borrowings from the line of credit bear interest at the higher of 9% or prime rate plus 2% and are secured by substantially all tangible and intangible domestic assets of the Company. Outstanding letters of credit bear interest at 2%. The agreement contains certain financial covenants relating to the Company's current ratio, tangible net worth, and working capital, as well as restrictions on certain additional indebtedness, acquisitions, capital expenditures, and dividend payments. At June 30, 1997, there were no loans outstanding under this line of credit. Borrowings under the credit agreement are based on the level of eligible North American accounts receivable, modified by cash collections during the previous 90 days. As of June 30, 1997, approximately $0.7 million of standby letters of credit were outstanding to secure the leasing of computer equipment, and the amount available for additional borrowings is approximately $0.7 million. The current credit agreement expired on August 1, 1997 and approval of a new credit agreement was granted by the lender on August 11, 1997. The lender and the Company expect to execute a final agreement shortly.

4.  Restructuring

    During the first quarter ended June 30, 1997, the Company paid approximately $1.0 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings. During the first quarter ended June 30, 1996, the Company paid approximately $0.4 million, net of sublease receipts, related to the fiscal 1995 restructuring. Expenditures for facility closures, primarily lease payments, are expected to continue through December 2001.

5.  Contingencies

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment, however, approximately $1.1 million of the cash and cash equivalents balance at June 30, 1997 has been restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

                                 Interleaf, Inc.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company recorded net income of $0.4 million, on revenues of $12.8 million, for its first quarter ended June 30, 1997. This compares with a net loss of $3.8 million on revenues of $19.1 million for the same period a year ago. Much of the decline in revenue is due to a decrease in product revenue (61% reduction) caused by the ongoing maturation of the market for complex authoring products which is a main product line at the Company. An effort to focus on developing and supporting integrated document publishing ("IDP") applications for the extended enterprise has been initiated. The improvement in net income for the first quarter ended June 30, 1997 compared to the same period a year ago was due to the impact of significantly reducing the cost structure of the Company during the second and third quarters of fiscal 1997. During these two quarters in fiscal 1997, employment was reduced and facilities were closed or downsized.

Revenues

Total product revenue decreased by $4.3 million or 61% for the first quarter ended June 30, 1997 compared to the same period a year ago. Revenue declined in all geographic regions. The continuing trend in the reduction in product license revenue is due to several factors. The first is the decline in licensing of the Company's UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based publishing software, for which the Company did not have any offerings until January of 1996. A second factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue.

The Company is refocusing its business strategy on providing integrated document publishing applications targeted toward specific vertical markets. While the Company has built well-accepted integrated document publishing based solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell IDP applications. There is no assurance that the Company will be successful in implementing its strategy and, therefore, the Company is unable to predict if or when product revenues will stabilize or grow. Additionally, since the Company's services and maintenance revenue is largely dependent on new product licenses, these revenue components have also experienced downward pressure. This trend will continue unless product revenue stabilizes.

Maintenance revenue declined by $0.8 million or 11% for the first quarter ended June 30, 1997 compared to the same period a year ago. Revenue declined in all geographic areas. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new IDP application sales. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry and customers perceived value of maintenance services.

Services revenue, consisting of consulting and customer training revenue, declined by $1.1 million or 24% for the first quarter ended June 30, 1997 compared to the same period a year ago. Revenue declined in all geographic areas. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting and training contracts.

                                 Interleaf, Inc.

During fiscal 1998, the Company plans to develop several integrated document publishing application offerings which solve specific business problems in several industries. Growth in revenues during fiscal 1998 will be largely dependent on improving sales force productivity, the effectiveness of the Company's increased investment in marketing and lead generation programs, customer acceptance of the new and enhanced software products planned to be released in fiscal 1998 and the next year, and the Company's success in leveraging software products with services to provide IDP solutions to its customers. If the Company is unable to grow or stabilize its revenues in fiscal 1998, further expense reductions will be necessary in order to sustain operations.

Costs of Revenues

Cost of product revenues includes amortization of capitalized software development costs; product media, documentation materials, packaging and shipping costs; and royalties paid for licensed technology. Cost of product revenues decreased by $0.9 million or 55% for the first quarter ended June 30, 1997 versus the first quarter ended June 30, 1996. Included in the cost of product revenues were amortization of capitalized software of $0.3 million for the quarter ended June 30, 1997 and $0.9 million for the quarter ended June 30, 1996. The cost of maintenance revenue declined by $0.4 million or 28% for the quarter ended June 30, 1997 versus the quarter ended June 30, 1996. The cost of service revenue declined by $1.4 million or 32% for the quarter ended June 30, 1997 versus the quarter ended June 30, 1996. The decline in the costs of revenues was impacted by the year to year lower revenue and the reduced expenses due to the fiscal 1997 restructurings.

Operating Expenses

Selling, general and administrative ("SG&A") expenses decreased $5.8 million or 51% for the quarter ended June 30, 1997 versus the quarter ended June 30, 1996. The decline was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1997 restructurings. During the quarter, the Company reduced certain accrued liabilities based on an updated assessment of accrual requirements and actual expenditures for certain operating expenses, resulting in an increase to net income of $0.4 million.

Research and development ("R&D") expenses consist primarily of personnel expenses to support product development offset by capitalized software development costs. R&D expenses decreased by $1.8 million or 43% for the quarter ended June 30, 1997 versus the quarter ended June 30, 1996.

No tax provision was required due to the losses sustained during the previous periods.

Liquidity and Capital Resources

The Company had approximately $18.0 million of cash and cash equivalents at June 30, 1997, an increase of approximately $0.7 million from March 31, 1997. The increase was primarily attributable to the cash flow from operations. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At June 30, 1997 and March 31, 1997, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes.

During the quarter ended June 30, 1997, the Company paid approximately $1.0 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings, versus $0.4 million for the quarter ended June 30, 1996, related to the fiscal 1995 restructuring. Cash payments related to these restructurings, the majority of which are related to operating lease payments, net of subleases, are anticipated to continue until December 2001. All significant vacant space under lease has been subleased, or is the subject of a letter of understanding.

                                 Interleaf, Inc.

In May 1995, the Company obtained a revolving line of credit from a major commercial lender. Borrowings from the line of credit are secured by substantially all domestic assets of the Company. At June 30, 1997 and 1996, there were no loans outstanding under this line of credit. However, a letter of credit for $0.7 million is issued and outstanding and, accordingly, the amount available for borrowings was approximately $0.7 million (see Note 3 to the Consolidated Financial Statements regarding borrowing limits and restrictive covenants associated with the credit agreement). This agreement expired on August 1, 1997 and approval of a new credit agreement was granted by the lender on August 11, 1997. The lender and the Company expect to execute a final agreement shortly.

While the Company showed a small profit in the first quarter of fiscal 1998, during fiscal year 1997, the Company experienced a substantial decline in revenues and a substantial loss from operations which led to a $10.9 million restructuring charge. These factors resulted in a shareholders' deficit at March 31, 1997. Due to the downward trend in the Company's revenues, the Company is unable to predict future revenues and, if and when, it will achieve a sustainable profitable level of operations. In response to these matters, the Company developed detailed plans relating to its fiscal 1998 operations which, if realized, will restore the Company to profitable operations. Although no assurances can be given that such plans will be achieved, management is committed to taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved. In the event such actions are not successful in achieving breakeven or profitable operations, additional financing may be needed. Under such circumstances, no assurance can be given that such financing could be obtained or that it could be obtained at commercially reasonable terms or without incurring substantial dilution to existing shareholders. The financial statements do not include any adjustments to reflect the possible effects of these uncertainties.

The Company believes its current cash balances and cash generated from operations will be sufficient to meet the Company's liquidity needs for fiscal 1998 and the foreseeable future. The Company can only fund its long-term growth through increasing revenues, combined with tightly managed cost controls.

The Company was notified by the NASDAQ that it no longer meets the technical listing requirements of the NASDAQ's National Market since its net tangible assets were below $4 million at March 31, 1997, and was requested by NASDAQ to respond to this notice. The Company has responded to NASDAQ's inquiry and requested a temporary waiver from this requirement.

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

                           PART II - OTHER INFORMATION

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

      (b) No reports were filed on Form 8-K by the Company during the quarter ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTERLEAF, INC.

August 13, 1997

                                      /s/ Robert R. Langer
                                      ------------------------------------
                                      Robert R. Langer
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                 Interleaf, Inc.

                                  EXHIBIT INDEX

 Exhibit                                                             Method of
 Number                       Description                             Filing
 ------                       -----------                             ------
  3(a)   Restated Articles of Organization of the Company, as          [xvi]
         amended
  3(b)   By-Laws of the Company, as amended                            [v]
  4(a)   Specimen Certificate for Shares of the Company's              [xiv]
         Common Stock
  4(b)   Rights Agreement, dated July 15, 1988, between the            [xv]
         Company and the First National Bank of Boston
  10(a)  Company's 1983 Stock Option Plan, as amended                  [v]
  10(a1) 1994 Employee Stock Option Plan, as amended                   [xiii]
  10(a2) 1993 Incentive Stock Option Plan, as amended                  [viii]
  10(b)  Company's 1989 Director Stock Option Plan                     [i]
  10(b2) Company's 1987 Employee Stock Purchase Plan, as               [xiii]
         amended
  10(c)  Company's 1989 Officer and Employee Severance                 [i]
         Benefit Plans
  10(cc) Company's 1993 Director Stock Option Plan                     [v]
  10(d)  Agreements between PruTech Research and Development           [ii]
         Partnership III and the Company, dated October 21, 1988.
  10(e)  Exclusive Marketing and Licensing Agreement, between          [i]
         Interleaf South America, Ltd. and the Company, and
         related Option Agreement, dated
         March 31, 1989.
  10(f)  Distribution and License Agreement between Interleaf          [i]
         Italia, S.r.l. and the Company, and related Joint
         Venture Agreement, dated October 31, 1988.
  10(g)  Preferred Stock Purchase Agreements, for the                  [ii]
         issuance of 2,142,857 shares
         of the Company's Senior Series B Convertible
         Preferred Stock, dated
         September 29, 1989.
  10(h)  Notification to Preferred Shareholder of increase in          [iii]
         conversion ratio, dated May 18, 1992.
  10(i)  Lease of Prospect Place, Waltham, MA, between                 [iv]
         Prospect Place Limited
         Partnership and Interleaf, Inc., and related
         Agreements, dated March 30, 1990.
  10(j)  Employment and severance agreement between the                [vii]
         Company and Edward Koepfler, the Company's President,
         dated October 3, 1994.
  10(k)  Loan and Security Agreement between the Company and           [ix]
         Foothill Capital Corporation, dated May 2, 1995.
  10(l)  Employment and severance agreement between the                [ix]
         Company and G. Gordon M. Large, the Company's
         Executive Vice President and Chief Financial
         Officer, dated June 5, 1995.
  10(m)  Net Lease, dated August 14, 1995, between Principal           [x]
         Mutual Insurance Company and the Company.
  10(n)  Sublease, dated September 15, 1995, between                   [x]
         Parametric Technology Corporation and the Company.
  10(o)  Employment and severance agreement between the                [xi]
         Company and Mark Cieplik, the Company's Vice President,
         Americas, dated March 17, 1995.
  10(p)  Agreement between PruTech Research and Development            [xii]
         Partnership III and the Company, dated November 14,
         1995.
  10(q)  Series C Preferred Stock Agreement between                    [xiii]
         Interleaf, Inc. and Lindner Investments, dated
         October 14, 1996.

 Exhibit                                                             Method of
 Number                       Description                             Filing
 ------                       -----------                             ------
  10(r)  Letter Agreement between the Company and Robert M.
         Stoddard, as the Company's then Vice President of             [xvi]
         Finance and Administration, and Chief Financial
         Officer, dated November 11, 1996.
  10(s)  Letter Agreement between the Company and Rory J.
         Cowan, the Company's President and Chief Executive            [xvi]
         Officer, dated November 15, 1996, concerning his
         employment and compensation with the Company.
  10(t)  Letter Agreement between the Company and Mark H.
         Cieplik, the Company's Vice President of Sales,               [xvi]
         dated November 15, 1996, concerning his employment
         and compensation with the Company.
  10(u)  Letter Agreement between the Company and Michael L.
         Shanker, the Company's Vice President of                      [xvi]
         Professional Services, dated November 15, 1996,
         concerning his employment and compensation with the
         Company.
  10(v)  Letter Agreement between the Company and Stephen J.
         Hill, the Company's Vice President of Europe, dated           [xvi]
         November 15, 1996, concerning his employment and
         compensation with the Company.
  10(w)  Resignation Agreement and Release and Employment
         Agreement between Ed Koepfler, the Company's former           [xvi]
         President and Chief Executive Officer, and the
         Company, dated November 15, 1996, concerning his
         employment and severance with the Company.
  10(w1) Resignation Agreement and Release and Employment
         Agreement between G. Gordon M. Large, the Company's
         former Executive Vice President of Finance and                [xvi]
         Administration and Chief Financial Officer, and the
         Company, dated November 12, 1996, concerning his
         employment and severance with the Company.
  10(x)  Resignation Agreement and Release and Employment
         Agreement between Stan Douglas, the Company's former          [xvi]
         Vice President of Engineering Operations, and the
         Company, dated November 15, 1996, concerning his
         employment and severance with the Company.
  10(y)  Terms of Engagement between the Company and Robert
         R. Langer, Vice President of Finance and                      [xvi]
         Administration and Chief Financial Officer, dated
         December 30, 1996, concerning his employment with
         the Company.
  10(z)  Offer Letter and Acceptance between Jaime W.
         Ellertson, the Company's President and Chief                  [xvi]
         Executive Officer, and the Company, dated
         January 9, 1997.
  10(z1) Offer Letter and Acceptance between Michael L.              Included
         Torto, the Company's Vice President, Marketing, and
         the Company, dated March 28, 1997.
  10(z2) Offer Letter and Acceptance between Robert A.               Included
         Fisher, the Company's Vice President, Customer
         Support, and the Company, dated April 17, 1997.
  10(z3) Offer Letter and Acceptance between Christopher             Included
         McKee, the Company's Vice President, Europe,
         Middle East, Africa, and the Company, dated
         May 13, 1997.
  10(z4) Offer Letter and Acceptance between Gary R.                 Included
         Phillips, the Company's Vice President, North
         American Sales, and the Company, dated May 22, 1997.
  10(z5) Resignation Agreement between Mark H. Cieplik, the          Included
         Company's former Vice President, Americas, and the
         Company, dated May 29, 1997, concerning his employment and severance with the Company.

 Exhibit                                                            Method of
 Number                       Description                             Filing
 ------                       -----------                             ------
  10(z6) Resignation Agreement between Stephen J. Hill, the          Included
         Company's former Vice President, Europe, and the
         Company, dated June 5, 1997, concerning his
         employment and severance with the Company.
  11     Computation of Earnings Per Share                           Included
  27     Financial Data Schedule                                     Included

------------------------

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

[xiv] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-1, File Number 33-5743.

[xv] Incorporated herein by reference is Exhibit 1 to Company's Registration Statement on Form 8-A, filed July 27, 1988.

[xvi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1996, File Number 0-14713.