Form 10-Q
period 1997-09-30
INTERLEAF INC /MA/
filed 1997-11-14
CIK 793604

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-14713

                                   Interleaf

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

                                 (781) 290-0710
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                      Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 10, 1997 was 17,846,259.

================================================================================

                                 Interleaf, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at September 30, 1997, September 30, 1997
(Pro Forma) and March 31, 1997 .............................................   3

Consolidated statements of operations for the three and six months ended
September 30, 1997 and 1996 ................................................   4

Consolidated statements of cash flows for the three and six months ended
September 30, 1997 and 1996 ................................................   5

Notes to consolidated financial statements .................................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations ..................................................  10

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security Holders .................  14

Item 5 - Other Information .................................................  14

Item 6 - Exhibits and Reports on Form 8-K ..................................  17

SIGNATURE ..................................................................  17

                                 Interleaf, Inc.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                      Unaudited
                                                                       --------------------------------------
                                                                       September 30, 1997  September 30, 1997   March 31, 1997
                                                                       ------------------  ------------------   --------------
In thousands, except for share and per share amounts                       (historical)        (pro forma)
                              ASSETS
Current Assets
Cash and cash equivalents                                              $           13,378  $           20,340  $        17,349
Accounts receivable, net of reserve for doubtful accounts
   of $1,365 at September 30, 1997 and $ 1,371 at March 31, 1997                    9,260               9,260           11,359
Prepaid expenses and other current assets                                           1,657               1,657            1,504
                                                                       ------------------  ------------------  ---------------
Total Current Assets                                                               24,295              31,257           30,212
Property and equipment, net                                                         4,300               4,300            4,963
Intangible assets, net                                                              1,536               1,536            2,281
Other assets                                                                          906                 906              444
                                                                       ------------------  ------------------  ---------------
Total Assets                                                           $           31,037  $           37,999  $        37,900
                                                                       ==================  ==================  ===============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                       $            2,205  $            2,205  $         1,774
Accrued expenses                                                                   11,652              11,582           14,455
Unearned revenue                                                                   11,166              11,166           15,102
Accrued restructuring                                                               2,042               2,042            4,386
                                                                       ------------------  ------------------  ---------------
Total Current Liabilities                                                          27,065              26,995           35,717
Long-term restructuring                                                             3,555               3,555            2,955
                                                                       ------------------  ------------------  ---------------
Total Liabilities                                                                  30,620              30,550           38,672
                                                                       ------------------  ------------------  ---------------

Shareholders' Equity (Deficit)
Preferred stock, par value $.10 per authorized 5,000,000 shares:
   Series A Junior Participating, none issued and outstanding
   Senior Series B convertible, shares issued and outstanding,
   861,911 at September 30, 1997 and at March 31, 1997                                 86                  86               86
   Senior Series C Convertible, shares issued and outstanding,
   1,010,002 at September 30, 1997 and 1,006,220 at March 31, 1997                    101                 101              101
   Series 6% Convertible, shares issued and outstanding, 7,625 at
   September 30, 1997 (pro forma)                                                      --                   1               --
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued and outstanding, 17,840,259 at September 30, 1997
   and 17,459,219 at March 31, 1997                                                   178                 178              175
Additional paid-in capital                                                         85,970              93,001           85,513
Retained earnings(deficit)                                                        (85,674)            (85,674)         (86,508)
Cumulative translation adjustment                                                    (244)               (244)            (139)
                                                                       ------------------  ------------------  ---------------
Total Shareholders' Equity (Deficit)                                                  417               7,449             (772)
                                                                       ------------------  ------------------  ---------------
Total Liabilities and Shareholders' Equity (Deficit)                   $           31,037  $           37,999  $        37,900
                                                                       ==================  ==================  ===============

                 See notes to consolidated financial statements

                                 Interleaf, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months ended September 30   Six months ended September 30
                                         -------------------------------   -----------------------------
                                                    1997       1996               1997       1996
                                                    ----       ----               ----       ----
                                                     (unaudited)                   (unaudited)
In thousands, except for per share amounts
Revenues:
Products                                         $  3,158   $  4,614             $ 5,900  $ 11,660
Maintenance                                         6,695      7,410              13,344    14,882
Services                                            3,265      4,561               6,700     9,097
                                                 --------   --------             -------  --------
Total revenues                                     13,118     16,585              25,944    35,639

Costs of Revenues:
Products                                              952      1,527               1,682     3,153
Maintenance                                         1,012      1,291               1,958     2,599
Services                                            2,877      4,362               5,716     8,562
                                                 --------   --------             -------  --------
Total costs of revenues                             4,841      7,180               9,356    14,314

Gross Margin                                        8,277      9,405              16,588    21,325

Operating Expenses:
Selling, general and administrative                 5,475     10,481              11,032    21,903
Research and development                            2,316      4,306               4,767     8,576
Restructuring expense                                  --      4,800                  --     4,800
                                                 --------   --------             -------  --------
Total operating expenses                            7,791     19,587              15,799    35,279
                                                 --------   --------             -------  --------

Income (loss) from operations                         486    (10,182)                789   (13,954)

Other Income (expense)                                (37)      (145)                 46      (173)
                                                 --------   --------             -------  --------

Income (loss) before income taxes                     449    (10,327)                835   (14,127)

Provision for income taxes                             --         --                  --        --
                                                 --------   --------             -------  --------

Net income (loss)                                $    449   $(10,327)            $   835  $(14,127)
                                                 ========   ========             =======  ========


Income (loss) Per Share:                         $   0.02   $  (0.59)            $  0.03  $  (0.82)
                                                 ========   ========             =======  ========

Shares used in computing
income (loss) per share                            24,815     17,457              23,895    17,229
                                                 ========   ========             =======  ========

                 See notes to consolidated financial statements

                                 Interleaf, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six months ended September 30
                                                                   ----------------------------
In thousands                                                                (unaudited)
                                                                        1997       1996
                                                                        ----       ----
Cash Flows from Operating Activities
Net income (loss)                                                   $      835   $  (14,127)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Restructuring expense                                                   --        4,800
    Depreciation and amortization expense                                2,030        3,901

Changes in assets and liabilities
   Decrease in accounts receivable, net                                  1,888        3,942
   (Increase) decrease in other assets                                    (619)         341
   Decrease in accounts payable and accrued expenses                    (2,310)         (49)
   Decrease in unearned revenue                                         (3,769)      (4,493)
   Decrease in other liabilities                                        (1,692)      (1,305)
Other, net                                                                 278          113
                                                                    ----------   ----------
   Net cash used in operating activities                                (3,359)      (6,877)
                                                                    ----------   ----------

Cash Flows from Investing Activities
Capital expenditures                                                      (655)      (1,736)
Capitalized software development costs                                      --         (737)
                                                                    ----------   ----------
   Net cash used in investing activities                                  (655)      (2,473)
                                                                    ----------   ----------

Cash Flows from Financing Activities
Short term borrowings, net                                                  --          374
Net proceeds from issuance of common stock                                 597        1,250
Repayment of long-term debt and capital leasees                            (20)          (4)
                                                                    ----------   ----------
   Net cash provided by financing activities                               577        1,620
                                                                    ----------   ----------

Effect of exchange-rate changes on cash                                   (534)         (53)
                                                                    ----------   ----------
Net decrease in cash and cash equivalents                               (3,971)      (7,783)

Cash and cash equivalents at beginning of period                        17,349       12,725
                                                                    ----------   ----------
Cash and cash equivalents at end of period                          $   13,378   $    4,942
                                                                    ==========   ==========

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

2.  Pro Forma Presentation

    On September 30, 1997, the Company sold, in a private placement with shareholder approval being sought as described below, 7,625 shares of Series 6% Convertible Preferred Stock ("6% Convertible Preferred Stock") at a price of $1,000 per share, receiving proceeds of $6.8 million, net of placement agent fees and transaction costs. Accordingly, the unaudited historical balance sheet at September 30, 1997 reflects the financial position of the Company before the private placement, and the unaudited pro forma balance sheet reflects the completion of the transaction, net of fees and transaction costs.

    In addition, the Company issued warrants to purchase 763 shares of 6% Convertible Preferred Stock at an exercise price of S1,000 per share to the placement agent. These warrants are exercisable for a period of five years commencing September 30, 1997.

     The 6% Convertible Preferred Stock is convertible into shares of the Company's common stock at the option of the holders after December 29, 1997, and is automatically convertible on September 30, 2002. The number of shares of common stock issued upon conversion is equal to 1,000 divided by the conversion price, The conversion price is $5.50 until March 31, 1998. Thereafter, the conversion price is set monthly based on a progressive discount to the average of the three lowest daily trading prices of the common stock during the twenty-two trading day period immediately proceeding the conversion.

    The Company has agreed to register by December 29, 1997 sufficient shares of common stock to satisfy the conversion requirements of the 6% Convertible Preferred Stock.

    The 6% Convertible Preferred Stock earns a cumulative annual dividend of $60 per share payable, at the Company's option, either as cash or additional 6% Convertible Preferred Stock. Dividends are payable in preference to any payment made on any shares of common stock or any other classes or series of capital stock of the Company other than Series C Preferred Stock which has rights to dividends pari passu with the 6% Convertible Preferred Stock.

    In the event of a liquidation of the Company, the holders of outstanding 6% Convertible Preferred Stock shall be entitled to receive $1,000 per share plus accrued dividends.

    Holders of 6% Convertible Preferred Stock have no voting rights prior to conversion.

    Pursuant to its agreement with Nasdaq, the Company will reserve $1 million from the proceeds of its sale of 6% Convertible Preferred Stock for a period of 18 months to honor in cash any conversion request made at any time when the conversion price is less than $3.00 per share (or such other price determined by the Company).

    Pursuant to its agreements with the holders of 6% Convertible Preferred Stock and with Nasdaq, the Company intends to seek shareholder approval of the 6% Convertible Preferred Stock private placement. It is presently expected that this approval will be sought at a special meeting of shareholders to be held on December 17, 1997. If shareholder approval is not received, the Company (i) will be required to redeem a portion of the 6% convertible Preferred Stock as necessary to comply with Nasdaq listing requirements, and (ii) because of such redemption, the Company may not be in compliance with other Nasdaq listing requirements and may be subject to delisting.

3.  Net Income (Loss) Per Share

    Primary earnings share amounts are calculated using the weighted average number of common shares and common share equivalents outstanding during periods of net income. Common share equivalents are attributable to stock options, common stock warrants and convertible preferred stock. During periods of net loss, per share amounts are calculated using only the weighted average number of common shares outstanding. Fully diluted earnings per share are not materially different from reported primary earnings per share.

4.  Recently Issued Accounting Standard

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This statement attempts to simplify current standards used in the United States for computing earnings per share and make them more comparable with international standards. SFAS 128 replaces APB Opinion 15 and related interpretations. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including

                                Interleaf, Inc.

    interim periods, and earlier application is not permitted. The Company will adopt SFAS 128 commencing with the third quarter ending December 31, 1997, but believes it will not have a material impact on the EPS.

5.  Shareholder's Equity

    On August 15, 1997, the shareholders approved amendments to the Company's Articles of Organization to increase its authorized number of shares of Common Stock from 30,000,000 to 50,000,000 shares. Additionally, the shareholders approved an increase in the number of shares for the Company's Common Stock available for issuance in its 1993 Stock Option plan from 1,500,000 to 2,100,000.

6.  Credit Agreement

    In August 1997, the Company's revolving line of credit with a major commercial lender expired. Although this credit facility was never utilized in either fiscal 1997 or 1998, available credit would have been secured by substantially all domestic assets of the Company. At September 30, 1997, the Company has secured a new letter of credit for $0.7 million, which is secured by the same amount of cash, from another major commercial lender which expires on July 31, 1998.

7.  Restructuring

    For the six months ended September 30, 1997, the Company paid approximately $1.4 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings. For the six months ended September 30, 1996, the Company paid approximately $0.9 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings. Expenditures for facility closures, primarily lease payments, net of sublease receipts, are expected to continue through December 2001.

8.  Contingencies

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment; however, approximately $1.1 million of the cash and cash equivalents balance at September 30, 1997 has been restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

                                Interleaf, Inc.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto and risk factors contained in the section entitled "Risk Factors" on page 15 of the Company's Annual Report to Shareholders, as incorporated by reference into Item 7 of the Company's Annual Report on Form 10-K dated June 30, 1997.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Risk Factors" below.

Results of Operations

Overview

The Company reported net income of $0.4 million, on total revenues of $13.1 million, for the second quarter and net income of $0.8 million on total revenues of $25.9 million, for the six months ended September 30, 1997. This compares with the prior year's net loss of $10.3 million on total revenues of $16.6 million for the second quarter and a net loss of $14.1 million, on total revenues of $35.6 million, for the six months ended September 30, 1996. Much of the decline in revenue is due to a decrease in product revenue, and the related impact on maintenance and service revenue caused by the ongoing maturation of the market for complex authoring products and the increasing popularity of low-end versions of Windows-based authoring software. The Company has continued its efforts to focus on developing and supporting a new web publishing product family, targeted toward its customers' extended enterprise. The increase in net income for the second quarter ended September 30, 1997 compared to the same period a year ago was primarily due to the impact of significant reductions to the cost structure of the Company during the second and third quarters of fiscal 1997. During these two quarters in fiscal 1997, headcount was reduced, facilities were closed or downsized, and various cost control measures were implemented. In order to maintain its tangible net worth at the level required for listing on the Nasdaq National Market System, the Company raised $6.8 million net of placement agent fees and transaction costs (see Item 5); and pursuant to its agreement with Nasdaq the Company is seeking shareholder approval of this transaction.

Revenues

Total product revenue decreased by $1.5 million (32%) and $5.7 million (49%) for the second quarter and the six months ended September 30, 1997, respectively, compared to the same periods in fiscal 1997. Revenue declined in all geographic regions. The continuing trend in the reduction in product license revenue is due to two factors. The first is the decline in licensing of the Company's UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based publishing software, for which the Company did not have any offerings until January of 1996. A second factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue.

The Company is refocusing its business strategy on providing a new family of web publishing products targeted toward specific vertical markets. While the Company has built well-accepted integrated document publishing based solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell web based publishing products. There is no assurance that the Company will be successful in implementing its strategy and, therefore, the Company is unable to predict if or when product revenues will

                                Interleaf, Inc.

stabilize or grow. Additionally, since the Company's services and maintenance revenue is largely dependent on new product licenses, these revenue components have also experienced downward pressure. This trend will continue unless product revenue stabilizes.

Maintenance revenue decreased by $0.7 million (10%) and $1.5 million (10%) for the second quarter and the six months ended September 30, 1997, respectively, compared to the same periods in fiscal 1997. Revenue declined in all geographic regions. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new web publishing products. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry and a reduction in customers' perceived value of maintenance services.

Services revenue, consisting of consulting and customer training revenue decreased by $1.3 million (28%) and $2.4 million (26%) for the second quarter and the six months ended September 30, 1997, respectively, compared to the same periods in fiscal 1997. Revenue declined in all geographic regions. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting and training contracts based on the introduction and success of new products.

During fiscal 1998, the Company plans to develop several product offerings which solve complex publishing problems in several vertical markets. Growth in revenues during fiscal 1998 will be largely dependent on improving sales force productivity, the effectiveness of the Company's increased investment in marketing and lead generation programs, customer acceptance of the new and enhanced software products planned to be released in fiscal 1998 and the following year, and the Company's success in leveraging software products with services to provide web publishing solutions to its customers. If the Company is unable to grow or stabilize its revenues in fiscal 1998, further expense reductions will be necessary in order to sustain operations.

Costs of Revenues

Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues decreased by $0.6 million (38%) and $1.5 million (47%) for the second quarter and the six months ended September 30, 1997 compared to the same periods in fiscal 1997. Cost of product revenues as a percentage of product revenues were 30% and 29% for the second quarter and the six months ended September 30, 1997, respectively, compared to 33% and 27% for the same periods in fiscal 1997. The cost of maintenance revenue declined by $0.3 million (22%) and $0.6 million (25%) for the second quarter and the six months ended September 30, 1997, respectively, compared to the same periods in fiscal 1997. Cost of maintenance revenues as a percentage of maintenance revenues were 15% for the second quarter and the six months ended September 30, 1997, compared to 17% for the same periods in fiscal 1997. The cost of service revenue declined by $1.5 million (34%) and $2.9 million (33%) for the second quarter and the six months ended September 30, 1997, respectively, compared to the same periods in fiscal 1997. Cost of service revenues as a percentage of service revenues were 88% and 85% for the second quarter and the six months ended September 30, 1997, respectively, compared to 96% and 94% for the same periods in fiscal 1997. The decline in the costs of revenues was impacted by the year-to-year lower revenue and the reduced expenses due to the fiscal 1997 restructuring.

Operating Expenses

Selling, general and administrative ("SG&A") expenses decreased by $5.0 million (48%) and $10.9 million (50%) for the second quarter and the six months ended September 30, 1997, respectively, compared to the same periods in fiscal 1997. The decline was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1997 restructuring.

Research and development ("R&D") expenses consist primarily of personnel expenses to support product development offset by capitalized software development costs. R&D expenses decreased by $2.0 million (46%) and $3.8 million (44%) for the second quarter and the six months ended September 30, 1997, respectively, compared to the same periods in fiscal 1997.

                                Interleaf, Inc.

Liquidity and Capital Resources

The Company had approximately $13.4 million of cash and cash equivalents at September 30, 1997, a decrease of approximately $5 million from June 30, 1997, without giving effect to the $6.8 million private placement discussed previously. Taking the private placement into account, the Company's cash and cash equivalents at September 30, 1997 totaled approximately $20.3 million, an increase of approximately $3.0 million from March 31, 1997 (these amounts include $1.0 million in cash which has been reserved to fund the exercise of the Green Floor (defined in Part II, Item 5 below), if necessary.) The decrease was primarily attributable to the timing of the receipt on maintenance renewals which normally generate more cash in the Company's first and fourth quarters of its fiscal year. Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At September 30, 1997 and March 31, 1997, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes.

In August, 1997 the Company received notification from Nasdaq that due to the Company's insufficient net tangible assets at March 31, 1997, the Company would be delisted from the Nasdaq National Market (the "National Market") unless it raised the necessary additional capital. Nasdaq rules require that the Company have net tangible assets in excess of $4 million. To raise sufficient funds to increase the Company's net tangible assets, and, in turn, maintain the Company's listing on the National Market, the Company on September 30, 1997 completed a private placement resulting in net proceeds to the Company of $6.8 million from the issuance of 7,625 shares of 6% Convertible Preferred Stock and placement agent warrants to purchase additional shares of 6% Convertible Preferred Stock. The Company is seeking shareholder approval of this private placement transaction, and therefore has shown this transaction as "Pro Forma" on the accompanying Consolidated Balance Sheets (see Item 5, below). If shareholder approval is not received prior to December 31, 1997, the Company will be obligated to redeem on or before January 15, 1998, at a premium price, a sufficient number of shares of 6% Convertible Preferred Stock which, in its reasonable judgment, will permit conversion of the remaining shares of 6% Convertible Preferred Stock without breaching the Nasdaq Rules (see Item 5 below). Additionally, pursuant to its agreement with Nasdaq, the Company will reserve $1 million from the 1997 Private Placement proceeds for a period of 18 months to be used solely for the purpose of funding the exercise of the Green Floor, but there is no other restriction on the Company's use of such proceeds (see Item 5 below).

For the six months ended September 30, 1997, the Company paid approximately $1.4 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings, compared to $0.9 million paid during the same period in fiscal 1997. Cash payments related to these restructurings, the majority of which are related to operating lease payments, net of subleases, are anticipated to continue until December 2001. All significant non-operating vacant space under lease has been subleased.

In August 1997, the Company's revolving line of credit and $.7 million letter of credit with a major commercial lender expired. This revolving line of credit was never utilized in either fiscal 1997 or 1998, but any borrowed amounts would have been secured by substantially all domestic assets of the Company. At September 30, 1997, the Company has obtained a new letter of credit for $0.7 million, which is secured by the equivalent amount of cash, from another major commercial lender.

While the Company showed a small profit in the first half of fiscal 1998, during fiscal year 1997, the Company experienced a substantial decline in revenues and a substantial loss from operations which resulted in a shareholders' deficit at March 31, 1997. Due to the downward trend in the Company's revenues, the Company is unable to predict future revenues and when, or if, it will achieve a sustainable profitable level of operations. As a result, the Company developed detailed plans relating to its fiscal 1998 operations which, if realized, will restore the Company to profitable operations. Under such circumstances no assurances can be given that such plans will be achieved. Management is committed to taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved. The Company can only fund its long-term growth through increasing revenues, combined with tightly managed cost controls.

The Company believes its current cash balances, proceeds from the private placement and cash generated from operations will be sufficient to meet the Company's liquidity needs for fiscal 1998 and the forseeable future.

Risk Factors

                                Interleaf, Inc.

From time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company's actual future results may differ materially from those projections or suggestions made in such forward-looking information and may fluctuate between operating periods. Certain factors that might cause such differences and fluctuations include the factors discussed below.

The Company's future operating results are dependent on its ability to develop and market integrated document publishing ("IDP") software products and services that meet the changing needs of organizations with complex document publishing requirements. There are numerous risks associated with this process, including rapid technological change in the information technology industry and the requirement to bring to market IDP applications that solve complicated business needs in a timely manner. In addition, the existing document publishing, electronic distribution, and document management markets are highly competitive. Many of these competitors are larger and better funded than the Company. The Company competes for sales of its software products on both an individual product basis and integrated with services in large IDP solution sales.

Given the reduction in the Company's revenues and employee base over recent periods, the Company will face difficulties in managing and implementing its plans for growth, including without limitation difficulties in attracting and retaining key technical, sales and executive personnel given the current extremely competitive labor conditions, and difficulties in managing relationships with distributors, vendors, customers and other third parties.

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

                                Interleaf, Inc.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders held on August 15, 1997 ("Annual Meeting") the shareholders of the Company elected the following two nominees as Class I directors of the Company whose terms shall expire at the Company's year 2000 shareholder meeting: Marcia J. Hooper, elected by the Company's Class B Preferred shareholders by a unanimous vote of 861,911, and Rory J. Cowan, by a vote of 15,377,385 in favor to 812,676 against. The Company also has two Class II directors: Jaime W. Ellertson, and George D. Potter, Jr., whose terms are set to expire at the annual shareholders' meeting in 1998, and two Class III Directors, Frederick Bamber and David Boucher, whose terms expire at the annual shareholders meeting in 1999. At the Annual Meeting, the shareholders ratified and approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of the Company's Common Stock available for issuance from 1,500,000 to 2,100,000 under the Plan, by a vote of 13,351,965 in favor, 2,589,582 against, 80,299 abstentions, and 2,185,782 no votes. The stockholders also approved an amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of common stock from 30,000,000 to 50,000,000 by a vote of 15,541,237 in favor, 585,958 against, 62,866 abstentions, and 2,016,968 no votes. The shareholders also ratified and approved the selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1998, by a vote of 16,054,171 in favor, 87,790 against, 48,100 abstentions, and 2,185,787 no votes. A more complete description of these matters appears in the Company's 1997 Proxy Statement, dated July 18, 1997.

Item 5. Other Information

Preferred Stock Private Placement

    General

    On September 30, 1997, Interleaf, Inc. (the "Company") completed, with shareholder approval being sought as described below, a private placement transaction pursuant to which it received aggregate net proceeds of approximately $6.8 million (after cash fees to the placement agents and estimated transaction expenses) from the issuance of shares of 6% Convertible Preferred Stock (the "6% Convertible Preferred Stock") and related placement agent warrants. Such transaction is referred to herein as the "1997 Private Placement," and the related securities issuances (including shares of Common Stock issuable upon the conversion of shares of 6%. Convertible Preferred Stock, as dividends thereon and upon exercise of the placement agent warrants) are referred to as the "1997 Private Placement Issuances." All of the securities sold in the 1997 Private Placement Issuances were sold in private placements solely to accredited investors under the Securities Act.

    Summary of Transaction Terms

    Set forth below is a summary of the terms of the 1997 Private Placement Issuances, which summary is qualified by reference to the full text of the underlying documents which have been filed as exhibits hereto.

    Pursuant to the terms of the several 6% Convertible Preferred Stock Investment Agreements, each dated as of September 30, 1997 (collectively, the "6% Preferred Stock Investment Agreement"), the Company issued and sold in a private placement to certain accredited investors for $1,000.00 per share an aggregate of 7,625 restricted shares of a newly-established series of preferred stock, designated as 6% Convertible Preferred Stock, resulting in gross proceeds to the Company of $7.6 million in the aggregate.

                                Interleaf, Inc.

    Each share of 6%. Convertible Preferred Stock is entitled to receive dividends, payable annually on September 30 of each year, when and as declared by the Company's Board of Directors, at the rate of 6% per annum in preference to any payment made on any shares of Common Stock or any other class or series of capital stock of the Company other than the Series C Preferred Stock, which has rights to dividends pari passu with the 6% Convertible Preferred Stock. Such dividends accrue from day to day whether or not earned or declared. Any dividend payable after the date of issuance of the 6%. Convertible Preferred Stock may be paid (i) in additional shares of 6% Convertible Preferred Stock valued at $1,000.00 per share, or, (ii) upon proper notice, in cash. Each share of 6% Convertible Preferred Stock is also entitled to a liquidation preference of $1,000.00 per share, plus any accrued but unpaid dividends and any amounts owing as a result of a failure by the Company to file an effective registration statement within the prescribed period (described below), in preference to any other class or series of capital stock of the company (except the Series C preferred Stock, which is pari passu with the 6% Convertible Preferred Stock). Except as otherwise provided by applicable law, holders of shares of 6% Convertible Preferred Stock have no voting rights.

    Commencing on December 29, 1997, at least 10% and up to 25% (depending upon the price at which the Common Stock is trading) of the number of shares of 6% Convertible Preferred Stock held of record by each holder on such day shall become convertible into shares of Common Stock, and thereafter on the successive monthly anniversaries of such day additional shares of 6% Convertible Preferred Stock shall become convertible (with the additional amount varying from 10% to 25% of the number of shares of 6% Convertible Preferred Stock held of record by such holder on such day depending upon the price at which Common Stock is trading) except that in any month when the highest of the Common Stock's daily low trading prices is $2.50 or less, not more than 10% of each holder's shares of 6% Convertible Preferred Stock held of record on such day shall be convertible.

    The number of shares of Common Stock issuable upon conversion of shares of 6% Convertible Preferred Stock will equal the liquidation preference of the shares being converted divided by the then-effective conversion price applicable to the Common Stock (the "Conversion Price"). The Conversion Price as of any date during the seven-month period following the date of issuance shall be $5.50. The Conversion Price as of any date after the seven-month period following the date of issuance and before the first day of the sixteenth month after the date of issuance shall be the lowest trading price of the Common Stock during the twenty-two (22) consecutive trading days immediately preceding the date of conversion, reduced by the Applicable Percentage, described below, except that the Conversion Price shall be not less than $1.50 prior to the first day of the thirteenth month after closing. The "Applicable Percentage" is dependent upon the time which has passed from original issuance to the date of measurement, being 9.8% starting on the first day of the eighth month and increasing in each subsequent month to 11.1%, 12.4%, 13.7%, and 15%. At any date after the first day of the sixteenth month after the date of issuance, the Conversion Price will be the lesser of (a) 85% of the average of low daily trading price of the Common Stock for all the trading days during the 12th through 15th month (provided that in no event shall this amount be less than $2.8126), or (b) 85% of the average of the lowest daily trading price of the Common Stock during the twenty-two (22) consecutive trading days immediately preceding the date of conversion (the "Conversion Cap"). The Conversion Price is at all times also subject to

                                Interleaf, Inc.

    adjustment for customary anti-dilution events such as stock splits, stock dividends, reorganizations and certain mergers affecting the Common Stock. Five years from the date of original issue, all of the then outstanding shares of 6% Convertible Preferred Stock will be automatically converted into shares of Common Stock at the then-applicable Conversion Price. No holder of 6% Convertible Preferred Stock will be entitled to convert any share of 6% Convertible Preferred Stock into shares of Common Stock if, following such conversion, the holder and its affiliates (within the meaning of the Securities Exchange Act of 1934) will be the beneficial owners (as defined in rule 13d-3 thereunder) of 10% or more of the outstanding shares of Common Stock.

    In addition, following conversion of the 6% Convertible Preferred Stock into shares of Common Stock, the holders of such shares of Common Stock have agreed to be limited on resales of such shares to the greatest of: (i) 10% of the average daily trading volume of the Common Stock for the five trading days preceding any such sales; (ii) 12,000 shares; or (iii) 10% of the trading volume for the Common Stock on the date of any such sale. Furthermore, the Company has the right, upon proper notice, if the Conversion Price falls below Three Dollars ($3.00) (or such other price as is set by the Company in accordance with certain notice provisions), and subject to certain other conditions, to honor any conversion request by a cash payment in lieu of the issuance of Common Stock in an amount equal to the proceeds which would otherwise have been received by the holder if conversion were in fact made into Common Stock and such Common Stock were sold at the high trade price on the trading day immediately preceding the date that the conversion notice is received (the "Green Floor").

    The Company is not obligated to issue, in the aggregate, more than 3,150,000 shares of Common Stock if issuance of a larger number of shares would constitute a breach of the Rules or Designation Criteria of The Nasdaq Stock Market, Inc. (the "Nasdaq Rules"), including the shareholder approval rule described above. If shareholder approval is not received by December 31, 1997, the Company will be obligated to redeem, at a premium price, a sufficient number of shares of 6% Convertible Preferred Stock which, in its reasonable judgment, will permit conversion of the remaining shares of 6% Convertible Preferred Stock without breaching the Nasdaq Rules. Any delay in payment will cause such redemption amount to accrue interest at the rate of 0.1% per day until paid. Subject to this requirement to effect a special redemption of the 6% Convertible Preferred Stock, if the issuance of Common Stock upon conversion of any shares of 6% Convertible Preferred Stock would constitute a breach of the Nasdaq Rules, then the Company has agreed to exercise the Green Floor with respect to such issuance. Pursuant to its agreement with Nasdaq, the Company will reserve $1 million from the 1997 Private Placement proceeds for a period of 18 months to be used solely for the purpose of funding the exercise of the Green Floor, but there is no other restriction on the Company's use of such proceeds. There is no assurance that the proceeds of the 1997 Private Placement will be available to fund any required cash redemption of 6% Convertible Preferred Stock or exercise of the Green Floor or that the $1 million reserved by the Company will be sufficient to fund the exercise of the Green Floor.

    The Company has agreed to register the shares of Common Stock issuable upon conversion of the 6% Convertible Preferred Stock, including shares payable as dividends thereon, and shares issuable upon exercise of the Placement Agent Warrants and conversion of the underlying 6% Convertible Preferred Stock, for resale under the Securities Act no later than 90 days after original issuance. Any delay in having the related registration statement declared effective by the Commission beyond the applicable period, or any unavailability to the holders of the 6% Convertible Preferred Stock of a current prospectus after such period, will cause the Company to pay to each holder, in cash, 3% of the total

                                Interleaf, Inc.

    purchase price of the 6% Convertible Preferred Stock for each 30-day period of the delay (pro rated for any shorter period).

    Placement Agent Compensation. The placement agent for the issuances described above was Cappello Capital Corp. (the "Placement Agent"). In consideration for placing such securities, the Placement Agent received aggregate cash compensation of 8.7% of the gross proceeds received by the Company, or $663,375. Further, the Company also agreed to issue to the Placement Agent 6% Convertible Preferred Stock Warrants to acquire an aggregate of 763 shares of 6% Convertible Preferred Stock for a purchase price of $1,000.00 per share (subject to the same anti-dilution protections as are applicable to the 6% Convertible Preferred Stock). Such warrants will be exercisable for a period of five years for shares of 6% Convertible Preferred Stock. The Company will be obligated to register the shares of Common Stock issuable upon exercise and conversion of the Placement Agent warrants for resale under the Securities Act. The Placement Agent will retain its compensation whether or not the required stockholder approval is obtained.

    Stockholder Approval

    The Company intends to seek the approval of its shareholders to the 1997 Private Placement Issuances to satisfy certain stockholder approval requirements contained in the Company's listing agreement with the Nasdaq National Market. It is presently expected that this approval will be sought at a special meeting of stockholders to be held on December 17, 1997.

Item 6. Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

      (b) A report on Form 8-K was filed by the Company on October 9, 1997, as amended by Form 8-K/A filed on October 23, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November  14, 1997


                                          /s/ Robert R. Langer
                                              --------------------------
                                          Robert R. Langer,
                                          Vice President of Finance and
                                          Administration
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 Interleaf, Inc.

                                  EXHIBIT INDEX

Exhibit                                                                Method
 Number                       Description                            of Filing
 ------                       -----------                            ---------

 3(a)   Restated Articles of Organization of the Company, as
        amended                                                       [included]

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

 10(a2) 1993 Incentive Stock Option Plan, as amended                  [included]

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

                                 Interleaf, Inc.

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

 10(z1) Offer Letter and Acceptance between Michael L.                [xvii]
        Torto, the Company's Vice President, Marketing, and the Company, dated March 28, 1997.

 10(z2) Offer Letter and Acceptance between Robert A.                 [xvii]
        Fisher, the Company's Vice President, Customer
        Support, and the Company, dated April 17, 1997.

 10(z3) Offer Letter and Acceptance between Christopher               [xvii]
        McKee, the Company's Vice President, Europe, Middle East,
        Africa, and the Company, dated May 13, 1997.

 10(z4) Offer Letter and Acceptance between Gary R.                   [xvii]
        Phillips, the Company's Vice President, North
        American Sales, and the Company, dated May 22, 1997.

 10(z5) Resignation Agreement between Mark H. Cieplik, the            [xvii]
        Company's former Vice President, Americas, and the
        Company, dated May 29, 1997, concerning his employment and severance with the Company.

 10(z6) Resignation Agreement between Stephen J. Hill, the            [xvii]
        Company's former Vice President,

                                 Interleaf, Inc.

        Europe, and the Company, dated June 5, 1997, concerning his employment and severance with the Company.

 10(z7) Offer Letter and Acceptance between Craig Newfield,           Included
        the Company's Vice President, General Counsel & Clerk, and the Company, dated October 3, 1997.

 10(aa) Preferred Stock Investment Agreement among the                Included
        Company and certain investors dated as of September
        30, 1997, with exhibits.

 10(bb) Stock Purchase Warrant and signature pages between            Included
        the Company and certain family members of the principals of Capello Capital Corp. date as of September 30, 1997.

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

                                 Interleaf, Inc.

[xv] Incorporated herein by reference is Exhibit 1 to Company's Registration Statement on Form 8-A, filed July 27, 1988.

[xvi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1996, File Number 0-14713.

[xvii] Incorporated herein by reference is the applicable Exhibit to Company's
       Report on Form 10-Q for the quarter ended June 30, 1997, File Number 0-14713.