Form 10-Q
period 1997-12-31
INTERLEAF INC /MA/
filed 1998-02-13
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the Quarterly period ended December 31, 1997.

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                to                    .

                         COMMISSION FILE NUMBER 0-14713

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

    Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days    Yes /X/  No / /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 10, 1998 was 18,155,309.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION
Item 1--Financial Statements
Consolidated balance sheets at December 31, 1997 and March 31, 1997........................................           3
Consolidated statements of operations for the three and nine months ended December 31, 1997 and 1996.......           4
Consolidated statements of cash flows for the three and nine months ended December 31, 1997 and 1996.......           5
Notes to consolidated financial statements.................................................................           6
Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............           9

PART II--OTHER INFORMATION
Item 4--Submission of Matters to a Vote of Security Holders................................................          14
Item 5--Other Information..................................................................................          14
Item 6--Exhibits and Reports on Form 8-K...................................................................          14
Signature..................................................................................................          14

                         PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS                            DECEMBER 31, 1997  MARCH 31, 1997
                                                                                -----------------  --------------
                                                                                           (UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents.....................................................     $    18,671       $   17,349
Accounts receivable, net of reserve for doubtful accounts of $1,381 at
  December 31, 1997 and $1,371 at March 31, 1997..............................          11,894           11,359
Prepaid expenses and other current assets.....................................           2,319            1,504
                                                                                      --------     --------------
Total Current Assets..........................................................          32,884           30,212
Property and equipment, net...................................................           3,922            4,963
Intangible assets, net........................................................           1,060            2,281
Other assets..................................................................             697              444
                                                                                      --------     --------------
Total Assets..................................................................     $    38,563       $   37,900
                                                                                      --------     --------------
                                                                                      --------     --------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable..............................................................     $     2,187       $    1,774
Accrued expenses..............................................................          12,112           14,455
Unearned revenue..............................................................          10,618           15,102
Accrued restructuring.........................................................           2,366            4,386
                                                                                      --------     --------------
Total Current Liabilities.....................................................          27,283           35,717
Long-term restructuring.......................................................           2,276            2,955
                                                                                      --------     --------------
Total Liabilities.............................................................          29,559           38,672
                                                                                      --------     --------------
Shareholders' Equity (Deficit)
Preferred stock, par value $.10 per authorized 5,000,000 shares:
Series A Junior Participating, none issued and outstanding Senior Series B convertible, shares issued and outstanding, 861,911 at December 31, 1997 and
  at March 31, 1997...........................................................              86               86
Senior Series C Convertible, shares issued and outstanding, 1,013,928 at
  December 31, 1997 and 1,006,220 at March 31, 1997...........................             101              101
Series 6% Convertible, shares issued and outstanding, 7,625 at December 31,
  1997........................................................................               1           --
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued and outstanding, 18,155,309 at December 31, 1997 and 17,459,219 at March 31,
  1997........................................................................             182              175
Additional paid-in capital....................................................          93,870           85,513
Retained earnings(deficit)....................................................         (84,948)         (86,508)
Cumulative translation adjustment.............................................            (288)            (139)
                                                                                      --------     --------------
Total Shareholders' Equity (Deficit)..........................................           9,004             (772)
                                                                                      --------     --------------
Total Liabilities and Shareholders' Equity (Deficit)..........................     $    38,563       $   37,900
                                                                                      --------     --------------
                                                                                      --------     --------------

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED DECEMBER 31      NINE MONTHS ENDED DECEMBER 31
                                            -----------------------------------  --------------------------------
                                                  1997               1996             1997             1996
                                            -----------------  ----------------  ---------------  ---------------
                                                        (UNAUDITED)                         (UNAUDITED)
In thousands, except for per share amounts
Revenues:
Products..................................      $   3,695         $    4,296        $   9,595       $    15,955
Maintenance...............................          6,400              6,903           19,744            21,785
Services..................................          3,329              4,149           10,029            13,247
                                                   ------            -------           ------     ---------------
Total revenues............................         13,424             15,348           39,368            50,987
Costs of Revenues:
Products..................................          1,177              1,416            2,859             4,569
Maintenance...............................            976              1,159            2,934             3,758
Services..................................          2,831              3,931            8,547            12,493
                                                   ------            -------           ------     ---------------
Total costs of revenues...................          4,984              6,506           14,340            20,820
Gross Margin..............................          8,440              8,842           25,028            30,167
Operating Expenses:
Selling, general and administrative.......          5,762              8,964           16,794            30,868
Research and development..................          2,021              3,227            6,788            11,802
Restructuring expense.....................         --                  3,700           --                 8,500
Write down of intangible assets...........         --                  2,288           --                 2,288
                                                   ------            -------           ------     ---------------
Total operating expenses..................          7,783             18,179           23,582            53,458
                                                   ------            -------           ------     ---------------
Income (loss) from operations.............            657             (9,337)           1,446           (23,291)
Other Income (expense)....................             69               (172)             115              (345)
                                                   ------            -------           ------     ---------------
Income (loss) before income taxes.........            726             (9,509)           1,561           (23,636)
Provision for income taxes................         --                 --               --               --
                                                   ------            -------           ------     ---------------
Net income (loss).........................      $     726         $   (9,509)       $   1,561       $   (23,636)
                                                   ------            -------           ------     ---------------
                                                   ------            -------           ------     ---------------
Income (loss) Per Share:
Basic.....................................      $    0.04         $    (0.54)       $    0.09       $     (1.37)
                                                   ------            -------           ------     ---------------
                                                   ------            -------           ------     ---------------
Diluted...................................      $    0.03         $    (0.54)       $    0.06       $     (1.37)
                                                   ------            -------           ------     ---------------
                                                   ------            -------           ------     ---------------

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine months ended December 31
                                                           ----------------------------------
In thousands                                                      1997                1996
                                                           -----------------  -----------------
                                                                       (unaudited)
Cash Flows from Operating Activities
Net income (loss)........................................      $   1,561         $ (23,636)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Restructuring expense................................         --                 8,500
    Depreciation and amortization expense................          3,110             5,880
    Write down of intangible assets......................         --                 2,288
Changes in assets and liabilities
    (Increase) decrease in accounts receivable, net......           (900)            2,356
    (Increase) decrease in other assets..................         (1,094)              740
    Increase (decrease) in accounts payable and accrued
      expenses...........................................         (1,677)            1,335
    Decrease in unearned revenue.........................         (4,284)           (1,294)
    Decrease in other liabilities........................         (2,623)           (3,099)
Other, net...............................................            405                70
                                                                 -------      ---------------
    Net cash used in operating activities................         (5,502)           (6,860)
                                                                 -------      ---------------
Cash Flows from Investing Activities
Capital expenditures.....................................           (919)           (1,796)
Capitalized software development costs...................         --                  (887)
                                                                 -------      ---------------
    Net cash used in investing activities................           (919)           (2,683)
                                                                 -------      ---------------
Cash Flows from Financing Activities
Net proceeds from issuance of common stock...............          1,420             1,250
Net proceeds from issuance of convertible preferred
  stock..................................................          6,961             9,382
Repayment of long-term debt and capital leases...........            (20)               (8)
                                                                 -------      ---------------
    Net cash provided by financing activities............          8,361            10,624
                                                                 -------      ---------------
Effect of exchange-rate changes on cash..................           (618)              (68)
                                                                 -------      ---------------
Net increase in cash and cash equivalents................          1,322             1,013
Cash and cash equivalents at beginning of period.........         17,349            12,725
                                                                 -------      ---------------
Cash and cash equivalents at end of period...............      $  18,671         $  13,738
                                                                 -------      ---------------
                                                                 -------      ---------------

                See notes to consolidated financial statements.

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

2. RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128).This statement attempts to simplify current standards used in the United States for computing earnings per share and make them more comparable with international standards. SFAS 128 replaces APB Opinion 15 and related interpretations. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

3. SHAREHOLDER'S EQUITY

    On September 30, 1997, the Company sold, in a private placement, 7,625 shares of Series 6% Convertible Preferred Stock ("6% Convertible Preferred Stock") at a price of $1,000 per share, receiving proceeds of $6.8 million, net of placement agent fees and transaction costs. In addition, the Company issued to the placement agent warrants to purchase 763 shares of 6% Convertible Preferred Stock at an exercise price of $1,000 per share. These warrants are exercisable for a period of five years commencing September 30, 1997. The 6% Convertible Preferred Stock is convertible into shares of the Company's Common Stock; for a discussion of such conversion rights, please refer to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

    The Company has registered the Common Stock issuable upon conversion of the 6% Convertible Preferred Stock under the Securities Act of 1933 under a "shelf" registration statement.

    Pursuant to its agreements with the holders of the 6% Convertible Preferred Stock and with The Nasdaq Stock Market, Inc. ("NASDAQ"), the Company sought and obtained on December 17, 1997 shareholder approval of the private placement of the 6% Convertible Preferred Stock.

4. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:


                                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                              DECEMBER 31            DECEMBER 31
                                                                          --------------------  ---------------------
                                                                            1997       1996       1997        1996
                                                                          ---------  ---------  ---------  ----------
In thousands, except for per share amounts
Numerator:
    Net income (loss) for basic earnings per share and dilutive earnings
    per share...........................................................  $     726  ($  9,509) $   1,561  ($  23,636)
                                                                          ---------  ---------  ---------  ----------
                                                                          ---------  ---------  ---------  ----------
Denominator:
    Denominator for basic earnings per share weighted average shares....     17,892     17,459     17,759      17,306
Effect of dilutive securities:
    Convertible preferred stock (Series B & C)..........................      5,197     --          5,184      --
    Stock options.......................................................      2,374     --          1,488      --
    Stock purchase plan rights..........................................        169     --             89      --
    Warrants............................................................         16     --              6      --
                                                                          ---------  ---------  ---------  ----------
Dilutive potential common shares........................................      7,756     --          6,767      --
Denominator for diluted earnings per share adjusted weighted average
  shares and assumed conversions........................................     25,648     17,459     24,526      17,306
                                                                          ---------  ---------  ---------  ----------
                                                                          ---------  ---------  ---------  ----------
Basic earnings per share................................................  $    0.04  ($   0.54) $    0.09  ($    1.37)
                                                                          ---------  ---------  ---------  ----------
                                                                          ---------  ---------  ---------  ----------
Diluted earnings per share..............................................  $    0.03  ($   0.54) $    0.06  ($    1.37)
                                                                          ---------  ---------  ---------  ----------
                                                                          ---------  ---------  ---------  ----------

    Options to purchase 248,000 shares of Common Stock between $8.25--$5.50 per share were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Shares, and, therefore, the effect would be anti-dilutive.

    The Company on September 30, 1997 completed a private placement of 6% Convertible Preferred Stock, described in the Company's Quarterly Report on Form 10-Q covering the period ended September 30, 1997. The 6% Convertible Preferred Stock is convertible into Common Stock at a conversion price which depends on the price of the Common Stock, and therefore is variable. In addition, the conversion price is subject to (1) a low and high price cap; and (2) a "Green Floor Price" at which the Company may, at its option, choose to satisfy a conversion request in cash rather than stock. There are also limitations on the number of shares which may be converted, which depend on the price of the Company's stock over a brief time period prior to the time of conversion. In addition, there are limitations on the number of shares of converted Common Stock which may be sold in any one day. At December 31, 1997, a certain percentage of the 6% Convertible Preferred Stock outstanding (including such shares as were issuable upon exercise of the placement agent warrants) was convertible at a price of $5.50, into a total of 140,776 shares of Common Stock. Since the Company's stock closed at a price of $3.44 on that day, the conversion would have been anti-dilutive. At some point in the future, this conversion may become dilutive. If there were no restrictions on the number of shares which may be converted, and if 100% of the 6% Convertible Preferred Stock outstanding (including such shares as were issuable upon exercise of the placement agent warrants) were converted into Common Stock at a conversion price of $5.50 per share, a total of 1,407,762 shares of Common Stock could be issued. Please refer to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 for a complete description of the 6% Convertible Preferred Stock.

5. CREDIT AGREEMENTS

    In August 1997, the Company's revolving line of credit with a major commercial lender expired. Although this credit facility was not utilized in either fiscal 1997 or 1998, available credit would have been secured by substantially all domestic assets of the Company. At December 31, 1997, the Company has a letter of credit for $0.6 million, which is secured by the same amount of cash, from another major commercial lender which expires on July 31, 1998.

6. RESTRUCTURING

    For the nine months ended December 31, 1997, the Company paid approximately $2.7 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings. For the nine months ended December 31, 1996, the Company paid approximately $3.2 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings. Expenditures for facility closures, primarily lease payments, net of sublease receipts, are expected to continue through December 2001. The Company continues to monitor its cost structure in light of current and future revenue levels. As such, additional cost reductions may be effected during the quarter ending March 31, 1998. The Company does not expect any such actions, were they to occur, to have a material impact on its operating results for the quarter or year ending
March 31, 1998.

7. CONTINGENCIES

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment; however, approximately $1.1 million of the cash and cash equivalents balance at December 31, 1997 has been restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

    Under its agreement with the holders of the 6% Convertible Preferred Stock, the Company has the right to pay such holders cash in lieu of their conversion rights under circumstances where the Company's stock price is below $3.00 per share. Under its agreements with the holders of the 6% Convertible Preferred Stock and with NASDAQ, the Company has reserved $1 million of cash to fund its exercise of this right as necessary to prevent dilution beyond a certain limit.

    Pursuant to its agreement with a subtenant of space previously occupied by the Company, the Company has placed $325,000 in escrow, to be paid over to the subtenant upon completion of certain construction. This amount is included in the restructuring expenses previously reported by the Company.

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

RESULTS OF OPERATIONS

OVERVIEW

    The Company reported net income of $0.7 million on total revenues of $13.4 million for the third quarter, and net income of $1.6 million on total revenues of $39.4 million, for the nine months ended December 31, 1997. This compares with the prior year's net loss of $9.5 million on total revenues of $15.3 million for the third quarter and a net loss of $23.6 million, on total revenues of $51.0 million, for the nine months ended December 31, 1996. Much of the decline in revenue is due to a decrease in product revenue, and the related impact on maintenance and service revenue caused by the ongoing maturation of the market for complex authoring products and the increasing popularity of low-end versions of Windows-based authoring software. The Company has continued its efforts to focus on developing and supporting a new integrated web publishing product family, targeted toward its customers' extended enterprise, and identifying specific vertical market(s) where the Company may exploit a competitive advantage, and marketing software products together with services in a solutions based approach to sales. The initial product in the Company's web publishing product family, Interleaf Xtreme 1.0, was released during the quarter, but it is too early in the product lifecycle for results of this effort to have a material impact on the Company's financial performance. The Company has also increased its focus on improving and adding functionality to its traditional complex authoring products, to be included in future releases of those products. The Company has also undertaken a systematic effort to address concerns raised by the Year 2000; see "Risk Factors", below. The Company's net income for the third quarter ended December 31, 1997 compared to the loss for the same period a year ago was primarily due to the impact of significant reductions to the cost structure of the Company recognized during the second and third quarters of fiscal 1997. During the first three quarters of fiscal 1997, headcount was reduced, facilities were closed or downsized, and various cost control measures were implemented. The Company continues to monitor its cost structure in light of current and future revenue levels. As such, additional cost reductions may be effected during the quarter ending March 31, 1998. The Company does not expect any such actions, were they to occur, to have a material impact on its operating results for the quarter or year ending March 31, 1998.

REVENUES

    Total product revenue decreased by $0.6 million (14%) and $6.4 million (40%) for the third quarter and the nine months ended December 31, 1997, respectively, compared to the same periods in fiscal 1997. Revenue increased in the Americas, and declined in Europe and Japan. The continuing reduction in product license revenue is due to two factors. The first is the decline in licensing of the Company's

UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based authoring software, for which the Company did not have any product offerings until January of 1996. The Company's Windows-based authoring products have, in turn, faced increased competition as third party low-end Windows-based authoring products have added additional functionality, and become more competitive with the Company's high-end product. A second factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue.

    The Company has refocused its business strategy on providing a new family of integrated web publishing products, with the intent to target specific vertical market(s). While the Company has built well-accepted integrated document publishing based solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell web based publishing products. While the early product in this line, Interleaf Xtreme 1.0, was released during the quarter, it is too early in the product lifecycle for results of this effort to have a material impact on the Company's financial performance and the Company is unable to predict if or when product revenues will stabilize or grow. Additionally, since the Company's services and maintenance revenue is largely dependent on new product licenses, these revenue components have also declined. This trend will continue unless product revenue stabilizes.

    Maintenance revenue decreased by $0.5 million (7%) and $2.0 million (9%) for the third quarter and the nine months ended December 31, 1997, respectively, compared to the same periods in fiscal 1997. Revenue declined in all geographic regions. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new web publishing products. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry and a reduction in customers' perceived value of maintenance services for the Company's traditional complex authoring products.

    Services revenue, consisting of consulting and customer training revenue decreased by $0.8 million (20%) and $3.2 million (24%) for the third quarter and the nine months ended December 31, 1997, respectively, compared to the same periods in fiscal 1997. Revenue declined in all geographic regions. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting and training contracts based on the introduction and success of new products.

    During the remainder of fiscal 1998 and through the first two quarters of fiscal 1999, the Company plans to develop additional product offerings in the Interleaf Xtreme product line, which will solve complex publishing problems in specific vertical market(s). Growth in revenues during fiscal 1998 and fiscal 1999 will be largely dependent on improving sales force productivity, the effectiveness of the Company's increased investment in marketing and lead generation programs, customer acceptance of the new and enhanced software products planned to be released in fiscal 1998 and the following year, and the Company's success in leveraging software products with services to provide web publishing solutions to its customers. If the Company is unable to grow or stabilize its revenues in fiscal 1998, further expense reductions will be necessary in order to sustain operations.

COSTS OF REVENUES

    Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues decreased by $0.2 million (17%) and $1.7 million (37%) for the third quarter and the nine months ended December 31, 1997 compared to the same periods in fiscal 1997. Cost of product revenues as a percentage of product revenues were 32% and 30% for the third quarter and the nine months ended December 31, 1997, respectively, compared to 33% and 29% for the same periods in fiscal 1997. The cost of maintenance revenue declined by $0.2 million (16%) and $0.8 million (22%) for the third quarter and the nine months ended December 31, 1997, respectively, compared to the same periods in fiscal 1997. Cost of maintenance revenues as a percentage of maintenance revenues were 15% for the third quarter and the nine months ended December 31, 1997, compared to 17% for the same periods in fiscal 1997. The cost of service revenue declined by $1.1 million (28%) and $3.9 million (32%) for the third quarter and the nine months ended December 31, 1997, respectively, compared to the same periods in fiscal 1997. Cost of service revenues as a percentage of service revenues were 85% for the third quarter and the nine months ended December 31, 1997, respectively, compared to 95% and 94% for the same periods in fiscal 1997. The overall decline in the costs of revenues was due to the year-to-year lower revenue, and the reduced expenses implemented as part of the fiscal 1997 restructuring.

OPERATING EXPENSES

    Selling, general and administrative ("SG&A") expenses decreased by 36% and 46% for the third quarter and nine months ended December 31, 1997, respectively, compared to the same periods in fiscal 1997. SG&A expenses as a percentage of total revenue were 43% for the third quarter and nine months ended December 31, 1997, compared to 58% and 61% respectively for the same periods in fiscal 1997. The decline was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1997 restructurings.

    Research and Development ("R&D") expenses consist primarily of personnel expenses to support product development. R&D expenses decreased 37% and 42% for the third quarter and nine months ended December 31, 997, respectively, compared to the same periods in fiscal 1997. R&D as a percentage of total revenue were 15% and 17% for the third quarter and nine months ended December 31, 1997, respectively, compared to 21% and 23%, respectively, for the same periods in fiscal 1997. The decline was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1997 restructurings.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had approximately $18.7 million of cash and cash equivalents at December 31, 1997, an increase of approximately $1.3 million from March 31, 1997. The net increase was the result of funds received from the Private Placement described in Note 3 to the financial statements ($6.8 million, net), offset by cash used for operations ($5.5 million). The Company's consolidated cash balances include amounts held in foreign subsidiaries, in foreign currencies. During the six months ended December 31, 1997, fluctuations in foreign exchange rates resulted in a $.6 million decrease in the Company's consolidated cash balances (US dollars).

    The Company, on September 30, 1997, completed a private placement resulting in net proceeds to the Company of $6.8 million from the issuance of 7,625 shares of 6% Convertible Preferred Stock and placement agent warrants to purchase additional shares of 6% Convertible Preferred Stock.

    Under its agreement with the holders of the 6% Convertible Preferred Stock the Company has the right to pay such holders cash in lieu of their conversion rights under circumstances where the Company's stock price is below $3.00 per share. Under its agreements with the holders of the 6% Convertible Preferred Stock and with NASDAQ, the Company has reserved $1 million of cash to fund its exercise of this right as necessary to prevent dilution beyond a certain limit.

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for German withholding taxes related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. At December 31, 1997 and March 31, 1997, the Company had approximately $1.1 million of cash restricted for potential payment of German withholding taxes.

    Pursuant to its agreement with a subtenant of space previously occupied by the Company, the Company has placed $325,000 in escrow, to be paid over to the subtenant upon completion of certain construction. This amount is included in the restructuring expenses previously reported by the Company.

    For the nine months ended December 31, 1997, the Company paid approximately $2.7 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings, compared to $3.2 million paid during the same period in fiscal 1997. Cash payments related to these restructurings, the majority of which are related to operating lease payments, net of subleases, are anticipated to continue until December 2001. All significant non-operating vacant space under lease has been subleased.

    In August 1997, the Company's revolving line of credit and $0.7 million letter of credit with a major commercial lender expired. This revolving line of credit was not utilized in either fiscal 1997 or 1998, but any borrowed amounts would have been secured by substantially all domestic assets of the Company. At December 31, 1997, the Company has obtained a new letter of credit for $0.6 million, which is secured by the equivalent amount of cash, from another major commercial lender.

    While the Company showed a modest profit in the first nine months of fiscal 1998, during fiscal year 1997 the Company experienced a substantial decline in revenues and a substantial loss from operations which resulted in a shareholders' deficit at March 31, 1997. Due to the downward trend in the Company's revenues, the Company developed detailed plans relating to its fiscal 1998 operations which restored the Company to profitable operations through the first nine months of fiscal 1998. However, no assurances can be given that these profitable operations can be sustained. Management is committed to continue taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved. The Company can only fund any long-term growth through increasing revenues, combined with tightly managed cost controls.

    The Company believes its current cash balances, proceeds from the private placement and cash generated from operations will be sufficient to meet the Company's liquidity needs for fiscal 1998 and the foreseeable future. However, if the Company is unable to sustain profitable operations, additional financing may be necessary to support ongoing operations, and there can be no assurance that such financing will be available, or available on commercially reasonable terms.

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

    The Company's future operating results are dependent on its ability to develop and market integrated document publishing ("IDP") software products and services that meet the changing needs of organizations with complex document publishing requirements. There are numerous risks associated with this process, including rapid technological change in the information technology industry and the requirement to bring to market IDP and web-based applications that solve complicated business needs in a timely manner. To the extent that the Company's traditional complex authoring products have not adopted or fail to adopt to changes in technology, sales of these products may continue to decline.

    The Company has undertaken a systematic review and planning process concerning the requirements and abilities of its standard products (including embedded third party products) to handle date information and to function appropriately from and after January 1, 2000. The Company intends to discontinue its support of certain products which it considers obsolete without regard to Year 2000 concerns. Although the Company believes that the effort required to adapt its supported standard products to the Year 2000 will not have a materially adverse impact on the Company's financial performance, currently unforeseen difficulties, delays or requirements could cause this assessment to change. Many of the Company's customers have implemented custom applications which rely on the Company's standard products to operate, and the Company does not believe that it has the obligation to modify such applications for the Year 2000. It is possible that unforeseen liabilities may arise with respect to discontinued products or custom applications. To the extent that the Company's traditional complex authoring products are not adapted to address customers' Year 2000 concerns, sales of these products may continue to decline.

    The Company has also undertaken a comprehensive evaluation of its internal information systems in order to evaluate any improvements or replacements that may be required in order to address Year 2000 functionality and other operational deficiencies. This review is not complete, and the Company cannot estimate the cost or risk which may be associated with its Year 2000 or other operational issues. The Company expects to have the evaluation and planning process completed, and to begin any necessary corrective action, by the end of the current fiscal year.

    In addition, the existing document publishing, electronic distribution, and document management markets are highly competitive. Many of these competitors are larger and better funded than the Company. The Company competes for sales of its software products on both an individual product basis, and as integrated with consulting services in large IDP solution sales.

    Given the reduction in the Company's revenues and employee base over recent periods, and given the current extremely competitive labor conditions, the Company will face difficulties in managing and implementing its plans for growth, including without limitation difficulties in attracting and retaining key technical, sales and executive personnel, and difficulties in managing relationships with distributors, vendors, customers and other third parties.

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

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    At the Special Meeting of Shareholders held on December 17, 1997 ("Special Meeting") the shareholders of the Company approved and reserved for issuance the shares of Common Stock issuable (i) upon the conversion of shares of the Company's 6% Convertible Preferred Stock issued in a September 1997 private placement, (ii) as dividends on the 6% Convertible Preferred Stock and (iii) in respect of related placement agent warrants, pursuant to the terms of the 6% Convertible Preferred Stock Investment Agreement dated as of September 30, 1997, as described in the Company's Proxy Statement dated November 17, 1997, by a vote of 10,994,539 in favor to 172,689 against, with 109,805 abstentions and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

    On October 14, 1997, the Company hired Craig Newfield as Vice President and General Counsel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    February 13, 1998

                                              /s/ Robert R. Langer
                                              ------------------------------------
                                              Robert R. Langer,
                                              Vice President of Finance and Administration
                                              and Chief Financial Officer
                                              (Principal Financial and Accounting Officer)

EXHIBIT
NUMBER                                      DESCRIPTION                                            METHOD OF FILING
--------                    ----------------------------------------------                         ----------------
3(a)       Restated Articles of Organization of the Company, as amended                                  [xviii]

3(b)       By--Laws of the Company, as amended                                                               [v]

4(a)       Specimen Certificate for Shares of the Company's Common Stock                                   [xiv]

4(b)       Rights Agreement, dated July 15, 1988, between the Company and the First National Bank           [xv]
           of Boston

10(a)      Company's 1983 Stock Option Plan, as amended                                                      [v]

10(a1)     1994 Employee Stock Option Plan, as amended                                                    [xiii]

10(a2)     1993 Incentive Stock Option Plan, as amended                                                  [xviii]

10(b)      Company's 1989 Director Stock Option Plan                                                         [i]

10(b2)     Company's 1987 Employee Stock Purchase Plan, as amended                                        [xiii]

10(c)      Company's 1989 Officer and Employee Severance Benefit Plans                                       [i]

10(cc)     Company's 1993 Director Stock Option Plan                                                         [v]

10(d)      Agreements between PruTech Research and Development Partnership III and the Company,             [ii]
           dated October 21, 1988.

10(e)      Exclusive Marketing and Licensing Agreement, between Interleaf South America, Ltd. and            [i]
           the Company, and related Option Agreement, dated March 31, 1989.

10(f)      Distribution and License Agreement between Interleaf Italia, S.r.l. and the Company,              [i]
           and related Joint Venture Agreement, dated October 31, 1988.

10(g)      Preferred Stock Purchase Agreements, for the issuance of 2,142,857 shares of the                 [ii]
           Company's Senior Series B Convertible Preferred Stock, dated September 29, 1989.

10(h)      Notification to Preferred Shareholder of increase in conversion ratio, dated May 18,            [iii]
           1992.

10(i)      Lease of Prospect Place, Waltham, MA, between Prospect Place Limited Partnership and             [iv]
           Interleaf, Inc., and related Agreements, dated March 30, 1990.

10(j)      Employment and severance agreement between the Company and Edward Koepfler, the                 [vii]
           Company's President, dated October 3, 1994.

10(k)      Loan and Security Agreement between the Company and Foothill Capital Corporation,                [ix]
           dated May 2, 1995.

10(l)      Employment and severance agreement between the Company and G. Gordon M. Large, the               [ix]
           Company's Executive Vice President and Chief Financial Officer, dated June 5, 1995.

10(m)      Net Lease, dated August 14, 1995, between Principal Mutual Insurance Company and the              [x]
           Company.

10(n)      Sublease, dated September 15, 1995, between Parametric Technology Corporation and the             [x]
           Company.

10(o)      Employment and severance agreement between the Company and Mark Cieplik, the Company's           [xi]
           Vice President, Americas, dated March 17, 1995.

10(p)      Agreement between PruTech Research and Development Partnership III and the Company,             [xii]
           dated November 14, 1995.

10(q)      Series C Preferred Stock Agreement between Interleaf, Inc. and Lindner Investments,            [xiii]
           dated October 14, 1996.

10(r)      Letter Agreement between the Company and Robert M. Stoddard, as the Company's then              [xvi]
           Vice President of Finance and Administration, and Chief Financial Officer, dated
           November 11, 1996.

10(s)      Letter Agreement between the Company and Rory J. Cowan, the Company's President and             [xvi]
           Chief Executive Officer, dated November 15, 1996, concerning his employment and compensation with the Company.

10(t)      Letter Agreement between the Company and Mark H. Cieplik, the Company's Vice President          [xvi]
           of Sales, dated November 15, 1996, concerning his employment and compensation with the
           Company.

10(u)      Letter Agreement between the Company and Michael L. Shanker, the Company's Vice                 [xvi]
           President of Professional Services, dated November 15, 1996, concerning his employment and compensation with the Company.

10(v)      Letter Agreement between the Company and Stephen J. Hill, the Company's Vice President          [xvi]
           of Europe, dated November 15, 1996, concerning his employment and compensation with the Company.

10(w)      Resignation Agreement and Release and Employment Agreement between Ed Koepfler, the             [xvi]
           Company's former President and Chief Executive Officer, and the Company, dated
           November 15, 1996, concerning his employment and severance with the Company.

10(w1)     Resignation Agreement and Release and Employment Agreement between G. Gordon M. Large,          [xvi]
           the Company's former Executive Vice President of Finance and Administration and Chief
           Financial Officer, and the Company, dated November 12, 1996, concerning his employment and severance with the Company.

10(x)      Resignation Agreement and Release and Employment Agreement between Stan Douglas, the            [xvi]
           Company's former Vice President of Engineering Operations, and the Company, dated
           November 15, 1996, concerning his employment and severance with the Company.

10(y)      Terms of Engagement between the Company and Robert R. Langer, Vice President of                 [xvi]
           Finance and Administration and Chief Financial Officer, dated December 30, 1996, concerning his employment with the Company.

10(z)      Offer Letter and Acceptance between Jaime W. Ellertson, the Company's President and             [xvi]
           Chief Executive Officer, and the Company, dated January 9, 1997.

10(z1)     Offer Letter and Acceptance between Michael L. Torto, the Company's Vice President,            [xvii]
           Marketing, and the Company, dated March 28, 1997.

10(z2)     Offer Letter and Acceptance between Robert A. Fisher, the Company's Vice President,            [xvii]
           Customer Support, and the Company, dated April 17, 1997.

10(z3)     Offer Letter and Acceptance between Christopher McKee, the Company's Vice President,           [xvii]
           Europe, Middle East, Africa, and the Company, dated May 13, 1997.

10(z4)     Offer Letter and Acceptance between Gary R. Phillips, the Company's Vice President,            [xvii]
           North American Sales, and the Company, dated May 22, 1997.

10(z5)     Resignation Agreement between Mark H. Cieplik, the Company's former Vice President,            [xvii]
           Americas, and the Company, dated May 29, 1997, concerning his employment and severance with the Company.

10(z6)     Resignation Agreement between Stephen J. Hill, the Company's former Vice President,            [xvii]
           Europe, and the Company, dated June 5, 1997, concerning his employment and severance with the Company.

10(z7)     Offer Letter and Acceptance between Craig Newfield, the Company's Vice President,             [xviii]
           General Counsel & Clerk, and the Company, dated October 3,

           1997.

10(aa)     Preferred Stock Investment Agreement among the Company and certain investors dated as         [xviii]
           of September 30, 1997, with exhibits.

10(bb)     Stock Purchase Warrant and signature pages between the Company and certain family             [xviii]
           members of the principals of Capello Capital Corp. date as of September 30, 1997.

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

[xviii]    Incorporated herein by reference is the applicable Exhibit to Company's Report on
           Form 10-Q for the quarter ended September 30, File Number 0-14713.