Form 10-Q/A
period 1997-12-31
INTERLEAF INC /MA/
filed 1998-02-20
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10Q/A

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

                           PART II--OTHER INFORMATION


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

    February 19, 1998

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