Form 10-K
period 1998-03-31
INTERLEAF INC /MA/
filed 1998-06-29
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            -------------------------
                                    FORM 10-K
                            -------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -------------------------
     For the fiscal year ended:                Commission File Number:
           March 31, 1998                              0-14713
                            -------------------------
                                 INTERLEAF, INC.
             (Exact name of registrant as specified in its charter)
                            -------------------------
          Massachusetts                                 04-2729042
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification Number)

                                62 Fourth Avenue
                          Waltham, Massachusetts 02154
                    (Address of principal executive offices)

                          Telephone No.: (781) 290-0710
                 (Registrant's telephone #, including area code)
                            -------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 23, 1998 was $39,671,195 based upon the last reported sales price of the Common Stock on the Nasdaq National Market on such date (trading symbol: LEAF).

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of the registrant's Common Stock, $.01 par value, outstanding at June 23, 1998 was 18,506,922 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on August 24, 1998, which is expected to be filed with the SEC within 120 days from the Company's fiscal year end, are incorporated by reference in Part III (Items 10, 11 & 12).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Interleaf and its subsidiaries ("Interleaf" or the "Company") develop and market software products used in the creation, publication, management and distribution of electronic and paper documents. The Company's software enables customers to compose, edit, view and print documents, and to control, manage and distribute those documents, thereby enabling the Company to offer its customers a cost-effective and efficient means of maximizing the value from their information assets. Interleaf is also developing new content management products that manage documents at the reusable unit level by adding intelligence and structure.

Traditional Products

Since its inception, Interleaf has primarily focused on the development and marketing of electronic publishing software, traditionally used for the authoring and publication of technical documentation. The Company expanded its product line to include a document management system which provides document storage in and retrieval from a robust repository. Additional products have provided demand print, document collections and viewing, intranet publishing and ancillary functionality. These products were initially developed for Unix workstations, and in fiscal 1996 certain products were released for personal computers ("PCs") running Microsoft Windows and Windows NT.

Interleaf provides its traditional, high-end technical publishing software and services to many of the world's largest manufacturing, industrial, utility, transportation and financial services companies, and the Company realized a strong revenue stream from this market in prior years. However, growth in the technical publishing software market has slowed considerably, due to global mergers and acquisitions among the Company's largest corporate customers and, from the steadily-improving functionality of low-end PC-based product competition. This consolidation and increased competition has had a negative impact on Interleaf's revenue and business (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

The Company intends to offset this downward pressure on its traditional product revenue in two ways. First, the Company has announced its intention to release new versions of its traditional products, providing additional functionality, Year 2000 compliance and error corrections. Second, Interleaf intends to emphasize the delivery of its products and consulting services as an integrated package, and the Company is considering an outsourcing approach to sales, where Interleaf would take responsibility for all aspects of its traditional customers' technical document production process.

New Product Development

The software industry is characterized by rapid technological change, which requires the continuing enhancement of existing products and development of new products. In fiscal 1998, as the Internet and intranets grew in the marketplace, the Company developed the Interleaf Xtreme product line to enable its customers to distribute their information via the Internet and corporate intranets.

After extensive market research and planning, Interleaf has started to shift its corporate strategy towards an emerging market, called content management. This market will enable Interleaf to leverage its technology expertise (including its new Xtreme product line), custom application development experience and customer base. Content management solutions enable a customer to break down its information into reusable units, and to re-use and re-purpose those information units in its documents (both electronic and paper) using structure and intelligence which reflect the needs and business processes of the customer and its extended enterprise. Industry analysts including Gartner Group, Meta Group and CAP Ventures have identified content management as the sharing of information across extended enterprises via the Internet and corporate intranets, which are fast becoming the information backbone in most organizations.

CAP Ventures estimates the content management market size was approximately $700 million in calendar year 1997, and is growing at 187% compound annual growth rate. Last year, Interleaf saw many of its customers accelerate the use of the Company's Internet-based products to distribute many different types of information via corporate intranets - a trend that the Company expects will increase rapidly during the coming year.

While Interleaf currently offers powerful products to enable on-demand assembly and intranet distribution of documents, a new digital standard, eXtensible Markup Language (XML), is emerging to facilitate wider and more effective information sharing. XML adds structure, intelligence and formatting to document-based information so the information can be distilled, cataloged and reused within companies and between business partners. XML will enable the delivery of just-in-time, customized documents through the assembly of small, easily-identifiable and compatible information components, or elements. XML also enables document-to-document information processing, which will facilitate electronic commerce.

In early 1998 Interleaf announced the development of a prototype XML product, which is code-named BladeRunner, and which is scheduled for general release during the 1998 calendar year. BladeRunner, in addition to I7, will support Microsoft Word as the primary user authoring environment, and enable the creation and sharing of XML document elements without requiring a technical knowledge of XML. These features are critical to the wide adoption of Bladerunner and Interleaf's content management solution, because users will expect to create new content and assemble custom documents within a familiar authoring environment.

Consulting and Outsourcing.

The Interleaf Professional Services Group (IPSG) provides custom application and implementation services. Engagements have traditionally run from a few days to help a customer scope and plan its Interleaf-based application project, to several months for a turnkey delivery of a custom application. IPSG has been particularly active in building sophisticated applications in the manufacturing, transportation and financial services markets. As a strategy to increase revenue from sales of its traditional products, the Company is increasing its promotion of turnkey solutions. Interleaf is also considering an outsourcing model, where Interleaf would take responsibility for all aspects of the technical document production process. The Company is currently establishing an outsourcing capability to offer to its customers, and may consider seeking partnership opportunities with established outsourcing companies.

Interleaf's solutions-based approach to sales is also a key aspect of the Company's content management strategy. The Company believes that, due to the complexity of content management and the early stage of this market and its technology and standards, the successful implementation of a content management solution will necessarily require a relatively large component of services.

PRODUCTS

The Company currently markets a broad suite of software products which are sold both individually and as parts of an integrated solution. These products include Interleaf 6 for publishing, WorldView for on-line distribution of document collections, RDM for document management, BusinessWeb Plus for intranet publishing of Interleaf-based documents and Interleaf Xtreme for intranet publishing of a wide range of office documents. The Company also markets consulting and training services and provides technical support to enable its customers to reap the maximum benefit from their investment in Interleaf tools and applications.

Interleaf 6. Interleaf 6 ("I6"), the Company's flagship complex authoring and publishing engine, operates on UNIX workstations, Windows NT and Windows 95 operating systems. Information-driven and collaborative publishing processes require a publishing engine such as I6 to assimilate information from documents originating from a variety of sources (i.e. either a single document containing thousands of pages or a collection or library of interrelated documents). Interleaf 6 enables customers to reuse this information and re-purpose it for different distribution media: paper, Internet, intranet, local area network ("LAN"), wide area network ("WAN"), CD-ROM or for On-Demand Printing. These documents share common characteristics such as multiple authors, controlled revisions and long life cycles. Interleaf 6 automates complex document processes by providing tools for creating and maintaining documentation. By leveraging 32-bit operating environments, Interleaf 6 can execute rapid changes across large document collections, maintaining cross references, autonumbering and pagination.

Interleaf has announced its intention to release an improved version of I6, called Interleaf 7 or I7, which contains functional improvements, various error corrections, and which has been tested and qualified for Year 2000 compliance.

Foreign language versions of Interleaf 6 are available in French, Italian and German. There are a number of packaging options for Interleaf 6. The United States list price ranges from $1,395 for the Base Edition to $10,000 for the Developer's Edition, and is subject to volume price discounts.

WorldView. WorldView is an I6-based application suite for electronic document distribution, which enables customers to transform various types of electronic data into collections of interrelated information for distribution online, by CD-ROM, diskette and other media types. Customers may merge and assimilate documents ranging from single page reports to thousands of pages of documentation that may originate in different formats and different applications throughout an organization.

WorldView is available in English, French, Italian, Spanish, German and Japanese languages. The main component of the WorldView System is WorldView Press, which is the primary assembly engine for documents in a wide variety of formats. The per server U.S. list price for Worldview Press is $10,000 for UNIX and $5,000 for Microsoft Windows 95 and NT. Supporting products are priced on a per-server or per-user basis, and vary in price. WorldView products are subject to volume price discounts.

RDM. RDM is a robust document management solution designed for large, complex and dynamic documentation. RDM manages document objects from a variety of sources such as Interleaf I6, Microsoft Word and other text, CAD drawings, spreadsheets, graphics and audio clips. RDM manages document workflow revision cycles and serves as the basis for online publishing and document collection updates.

RDM runs on UNIX and Microsoft Windows 95 and NT. This product has a U.S. per user list price starting at approximately $36,000, and is subject to volume price discounts.

BusinessWeb Plus. BusinessWeb Plus combines WorldView functionality with the Company's Java viewing technology to provide a solution for Internet or intranet access to RDM-managed knowledge repositories and Worldview Press collections. BusinessWeb Plus enables users to immediately access their documents through a web-browser without having to do any conversion or reformatting. This enables corporations to rapidly exploit the advantages of the wide reach and simple management of Internet-based information.

The base 100-user U.S. list price for BusinessWeb Plus is $25,000, and is subject to volume discounts.

Interleaf Xtreme. Interleaf Xtreme enables businesses to publish common office documents via corporate intranets without having to first convert the documents to HTML. Interleaf Xtreme reduces the document backlog that typically existed during the conversion and hosting process done by a webmaster function. By employing Java technology, Interleaf Xtreme also enables users to view high-quality intranet-based documents from standard Web browsers without having to download and maintain viewing software on their systems.

The U.S. per-server list price for Interleaf Xtreme is $15,000, and is subject to volume discounts.

SERVICES

Consulting and Outsourcing. The Interleaf Professional Services Group (IPSG) provides custom application and implementation services. For a discussion of IPSG services, please see "Overview - Consulting and Outsourcing", above.

Technical Support and Training. Interleaf offers its customers maintenance contracts that currently provide them with software upgrades, bug fixes and technical support. Interleaf operates two main technical support centers - one at its corporate headquarters in the United States and the other, providing European-wide support, in Germany. Smaller support centers are also located in Australia and Japan.

The Company also markets a wide variety of training courses to help customers use the Interleaf tools quickly and effectively. Training is performed on a global basis at Interleaf facilities, satellite locations and customer sites.

MARKETS AND CUSTOMERS.

Interleaf has historically directed its marketing efforts primarily to the technical documentation segment of the electronic publishing market. Its customers are among the largest and most highly-regarded companies in a wide range of markets both, including process and discrete manufacturing, financial services, government and transportation. The Company has decided to more closely focus in the future on selected vertical markets, including manufacturing and the financial services market. The Company's installed-base asset provides a strong point of departure as it moves to establishing itself as a leading content management supplier to the manufacturing and financial services markets.

SALES AND DISTRIBUTION

United States. In the United States, Interleaf distributes its software products and consulting services primarily through direct field sales and telesales representatives to large corporations.

Direct Channel. Currently, the Company sells its software products and consulting services to large organizations primarily through a direct field sales force assigned to regional and named-account territories, and through a telesales operation that supports the direct sales force. In fiscal 1999, Interleaf plans to focus much of its direct sales force on selling to large manufacturers, which make up the largest portion of its installed base. The Company also operates a dedicated telesales organization to market its complex publishing products and maintenance services to its installed base of customers. Interleaf maintains sales and service offices in five (5) United States locations.

Alternate Channels. The Company has agreements with a limited number of value-added resellers (VARs) to market and distribute its software products. During the past three fiscal years, domestic revenues attributable to VAR sales were not significant. As part of its content management strategy moving forward, the Company will actively pursue distribution partnerships with solution providers who offer domain knowledge, vertical market application expertise and who have an established market presence in their area of concentration.

International. The Company primarily markets its software products and services in Canada, Europe and Asia through its wholly-owned subsidiaries in Australia, Canada, France, Germany, Japan and the United Kingdom. In Italy, Interleaf products are sold exclusively through Interleaf Italia S.r.l. The Company has an equity interest of approximately 30% in Interleaf Italia S.r.l. From 1989 through June, 1997, Interleaf had been selling its products in Latin America through an exclusive distributor. The Company has repurchased the distribution rights and is now selling directly in Latin America. The revenues from Interleaf Americas and Latin America have been insignificant.

Interleaf's operations in Japan and Australia have experienced a decrease in revenue, which is due in part to the general economic downturn in Japan and the Asia-Pacific region. This economic downturn has affected the purchasing power and patterns of Interleaf's customers, which in turn affects Interleaf's revenue in the region.

MANUFACTURING

The Company outsources its manufacturing operations, which include the duplication of tapes, diskettes, CDs, and printed documents, assembling, and final packaging.

BACKLOG

The Company generally manufactures its software on the basis of its forecast of near-term demand and generally ships to end users within thirty (30) days after receipt of the order. Consequently, the Company's product backlog is not indicative of future sales levels. The Company does not regard the amount of backlog to be material to a current understanding of its business. The Company does have a material backlog in consulting services, which represents projects which are underway or scheduled for commencement in the future.

COMPETITION

The electronic publishing, distribution, viewing and document management markets are highly competitive, as is the emerging content management market. Some of the competitors are larger and have greater resources than the Company. Many new competitors emerged in the electronic publishing, viewing and document management market in fiscal 1998. The introduction and market acceptance of new technologies, such as the Internet and Intranet, have also offered new forms of opportunity and competition for the Company's existing products.

In the electronic publishing and viewing market, the Company competes primarily with Adobe Systems

Inc. In the document management market, the Company competes with numerous companies, including Documentum, Inc. and PC Docs, Inc. Principal competitive factors in these markets include product functionality, custom application development expertise, customer support, ease of use, integration, and price.

The Company's products, integrated with each other, blended with specialized services, and used across different hardware platforms, are its principal competitive advantages in a market that is fragmented with many companies offering only separate parts of a solution. The Company also believes that its ability to provide content management solutions for customer-specific business problems will increasingly distinguish the Company from its competitors.

RESEARCH AND DEVELOPMENT

The Company spent $10.6 million on research and development in fiscal 1998. This amount was spent on the continued enhancement of the Company's existing products, and the development of new products.

EMPLOYEES

As of March 31, 1998, the Company, worldwide, employed 300 full-time employees, of whom 54 were employed in research and development, which includes quality assurance and technical documentation, 94 in domestic sales operations, including services, 30 in domestic customer support, 9 in corporate marketing, 40 in finance and administration, and 73 in the Company's international operations. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in demand throughout the industry. None of the Company's employees are represented by a labor union. Interleaf believes that its employee relations are good.

PRODUCT PROTECTION

The Company relies on a combination of trade secret, patent, copyright and trademark laws, license agreements and technical measures to protect its rights in and to its software. However, for the reasons discussed below under "Risk Factors - Dependence on Proprietary Technology", and due to rapid technological change in the software industry, the Company believes that patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of employees as well as name recognition.

The Company obtained U.S. Patent No. 5,579,519, covering an "Extensible Electronic Document Processing System For Creating New Classes of Active Documents", which provides the Company with exclusive rights to certain inventions which are reduced to practice in its I6 and RDM products.

The Company has obtained trademark registrations of INTERLEAF in the United States and certain foreign jurisdictions. In addition, I5, I6, I7, WORLDVIEW, RDM, BUSINESSWEB, XTREME AND BLADERUNNER are trademarks of the Company.

Aside from its patent rights as described above, the Company relies primarily on copyright laws of the United States and other jurisdictions, and on written software license agreements, to protect its intellectual property rights in its software products. Although the Company's license agreements prohibit both the unauthorized use, copying or distribution of the Company's products, and the disclosure of the proprietary aspects of its products, it is technically possible for competitors to copy aspects of its products in violation of the Company's rights.

ITEM 2.  PROPERTIES

The Company's principal executive, administrative and research and development operations are located in two adjacent buildings, cumulatively totaling approximately 40,900 square-feet in Waltham, Massachusetts, both of which the Company occupies under leases expiring in November 1999 and December 2000.

The Company also leases sales and support offices in five (5) locations in the United States and six (6) foreign locations for its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock is listed on the Nasdaq National Market of The NASDAQ Stock Market, Inc. ("NASDAQ") under the symbol LEAF. On June 23, 1998, there were 785 holders of record of the Company's common stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms.

FISCAL 1998 Common stock prices:


Quarter ended              June 30    September 30    December 31    March 31

High ...................   1 11/16       3 1/2          3 31/32      3 3/4

Low ....................     29/32       1 7/16         2 5/8        2 3/4



FISCAL 1997 Common stock prices:


Quarter ended              June 30    September 30    December 31    March 31


High ...................   8 7/8         5 3/8          3 3/8        2 7/16

Low ....................   6 1/2         2 3/8          1 7/8        1 3/8



Through the end of its 1998 fiscal year, the Company had never paid cash dividends.

ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA


(In thousands except for per share amounts)
Year ended March 31                                              1998       1997a        1996b        1995c        1994d
---------------------------------------------------------  ------------ ----------- ------------ ------------ ------------
Total revenues ..........................................    $  52,577   $  64,823    $  88,557    $  87,856    $ 111,229

Net income (loss) .......................................        2,436     (29,550)         311      (48,362)      (8,448)

Net income (loss) applicable to common stockholders .....        1,978     (29,550)         311      (48,362)      (8,448)

Net income (loss) per share:              Basic .........    $    0.11    $   (1.70)  $    0.02    $   (3.47)   $   (0.63)

                                          Diluted .......    $    0.09    $   (1.70)  $    0.02    $   (3.47)   $   (0.63)

Shares used in computing net income
(loss) per share:                         Basic .........       17,857       17,344      15,557       13,938      13,384

                                          Diluted .......       24,808       17,344      18,495       13,938      13,384

Total assets ............................................    $  39,388    $  37,900   $  48,916    $  50,793    $ 96,884

Long-term obligations ...................................        2,063        2,955         773          625       1,565

Total shareholders' equity (deficit) ....................    $   9,310   $     (772)  $  15,419    $  10,615    $ 56,632

Common shares outstanding ...............................       18,155       17,459      16,698       14,203      13,631



a. Fiscal 1997 results include $10.9 million of restructuring charge for restructuring of the Company's worldwide operations, a $2.3 million write-off of intangible assets, and a $2.5 million write-off of capitalized software, inventory and prepaid royalties.

b. Fiscal 1996 results include a $1.2 million benefit from the settlement of a dispute with a joint venture partner.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information provided below contains forward-looking information. The Company's actual future results may differ materially from the projections or suggestions made in such forward-looking information and may fluctuate between operating periods. Certain factors that might cause such differences and fluctuations include the factors discussed below under "Risk Factors".

Results of Operations

Overview: The Company reported net income of $2.4 million on total revenues of $52.6 million in fiscal 1998. This compares with a net loss of $29.6 million on revenues of $64.8 million, and net income of $0.3 million on revenues of $88.6 million in fiscal 1997 and 1996, respectively. Much of the decline in total revenue during the periods is due to a decrease in product revenue, and the related impact on maintenance and service revenue caused by the ongoing maturation of the market for complex authoring products and the increasing popularity of low-end versions of Windows-based authoring software. The Company has continued its efforts in fiscal 1998 to focus on developing and supporting a new family of publishing products (Xtreme) based on Internet technologies, targeted toward its customers' extended enterprise. The return to profitability in fiscal 1998 was primarily due to the impact of significant reductions to the cost structure of the Company during the second, third and fourth quarters of fiscal 1997. During these three quarters of fiscal 1997, headcount was reduced, facilities were closed or downsized, and various cost control measures were implemented.

In early 1998, Interleaf entered the content management marketplace, an emerging market centered around the disassembly and re-purposing of information at a reusable unit level, and improving information sharing through the Internet and corporate intranets. The Company intends to introduce content management products in this market during fiscal 1999.

REVENUES

Product: In the fiscal years ended March 31, 1998, 1997 and 1996, worldwide product revenues were $13.3 million, $18.8 million, and $34.8 million, respectively, representing 25%, 29% and 39%, respectively, of the Company's total revenues. There was a decrease in total product revenue of $5.5 million (29%) in fiscal 1998 from fiscal 1997, and a decrease of $16.0 million (46%) in fiscal 1997 from fiscal 1996. Revenue declined in all geographic regions. The continued decline in product license revenue was due to the following factors. The first factor was the increasing popularity of Windows-based publishing software. Second, there was considerable consolidation in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue. In addition, this industry became saturated with high-end authoring software.

The Company is refocusing its business strategy on providing a new family of content management products targeted toward specific vertical markets. While the Company has built well-accepted integrated document publishing solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell content management products. There is no assurance that the Company will be successful in implementing this strategy. Therefore, the Company is unable to predict if or when product revenues will stabilize or grow. Additionally, since the Company's services and maintenance revenues are largely dependent on new product licenses, these revenue components have also experienced downward pressure, which may continue.

Maintenance: In the fiscal years ended March 31, 1998, 1997 and 1996, worldwide maintenance revenues were $26.1 million, $29.0 million, and $32.3 million, respectively, representing 50%, 45% and 36%, respectively, of the Company's total revenues. There was a decrease in total maintenance revenue of $2.9 million (10%) in fiscal 1998 from fiscal 1997, and a decrease of $3.3 million (10%) in fiscal 1997 from fiscal 1996. Revenue declined in all geographic regions. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base, to release new versions of its traditional products, and to increase maintenance contract volume related to the new content management products.

Services: Services revenue consists of revenue from consulting and customer training. During the fiscal years ended March 31, 1998, 1997 and 1996, worldwide revenues from services were approximately $13.2 million, $17.0 million, and $21.5 million respectively, representing approximately 25%, 26% and 24% respectively, of the Company's total revenues. There was a decrease in services revenue of $3.8 million (23%) in fiscal 1998 from fiscal 1997, and a decrease of $4.5 million (21%) in fiscal 1997 from fiscal 1996. Service revenue declined in all geographic regions. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting and training contracts based on the successful introduction of new products.

North America: Revenues in North America were approximately $36.3 million (69%), $41.8 million (64%), and $57.1 million (64%) of total revenues during fiscal 1998, 1997, and 1996, respectively. The decline in fiscal 1998 was primarily due to a decrease in product license and maintenance revenues. The decline in fiscal 1997 was primarily due to a decrease in product license and consulting revenues.

International: Revenues from the Company's international operations were approximately $16.3 million (31%), $23.0 million (36%), and $31.5 million (36%) during fiscal 1998, 1997, and 1996 respectively. The declines in fiscal 1998 and fiscal 1997 were primarily due to lower product revenue compared to the prior fiscal years.

Fiscal 1999: During fiscal 1999, the Company plans to develop and release several upgrades to its traditional products. The Company also plans to develop product offerings which address at least two vertical segments of the content management market. Growth in revenues during fiscal 1999 and fiscal 2000 will be largely dependent on the introduction and customer acceptance of the new and enhanced software products planned to be released in fiscal 1999 and the following year, and the Company's success in leveraging software products with services to provide web-based content management solutions to its customers, improving sales force productivity and the effectiveness of the Company's investment in marketing and lead generation programs. If the Company is unable to grow or stabilize its revenues in fiscal 1999, further expense reductions will be necessary in order to sustain operations.

COSTS OF REVENUES

Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. In the fiscal years ended March 31, 1998, 1997 and 1996, worldwide cost of product revenues were $4.0 million, $7.5 million and $6.4 million, respectively, representing 30%, 40% and 18%, respectively, of the Company's total product revenues. Total cost of product revenue decreased by $3.5 million (47%) in fiscal 1998 from fiscal 1997, and there was an increase of $1.1 million (17%) in fiscal 1997 from fiscal 1996. The increase in costs of product revenues from fiscal 1996 to fiscal 1997, and the decline the following year is due to a write-off of capitalized software development costs that occurred in fiscal 1997, and the lower annual amortization that resulted in fiscal 1998. This write-off was related to the Company's fiscal 1997 restructuring.

In the fiscal years ended March 31, 1998, 1997 and 1996, worldwide cost of maintenance revenues were $3.7 million, $4.6 million and $5.2 million, respectively, representing 14%, 16% and 16% respectively, of the Company's total maintenance revenues. Total cost of maintenance revenue decreased by $.9 million (20%) in fiscal 1998 from fiscal 1997, and by $.6 million (12%) in fiscal 1997 from fiscal 1996. The major reason for the decreases was a reduction in customer support personnel associated with the fiscal year 1995 and 1997 restructuring.

In the fiscal years ended March 31, 1998, 1997 and 1996, worldwide cost of services revenue were $11.3 million, $16.0 million and $18.3 million, respectively, representing 86%, 94% and 85%, respectively, of the Company's total services revenue. Total cost of services revenue decreased by $4.7 million (29%) in fiscal 1998 from fiscal 1997, and by $2.3 million (13%) in fiscal 1997 from fiscal 1996. The decreases in both fiscal 1998 and fiscal 1997 from fiscal 1996 were related to the decline in product and services revenues, and the fiscal year 1997 restructuring.

OPERATING EXPENSES

Selling, General and Administrative ("SG&A"): SG&A expenses decreased by $14.8 million (40%) in fiscal 1998 from fiscal 1997, and by $5.6 million (13%) in fiscal 1997 from fiscal 1996. The decline was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1995 and 1997 restructurings.

Research and Development ("R&D"): R&D expenses consist primarily of personnel expenses to support product development net of by capitalized software development costs. During the fiscal years ended March 31, 1998, 1997 and 1996, the Company's product development and engineering expenses, including the amortization of software development costs, were approximately $10.6 million, $20.0 million, and $19.1 million respectively, representing 20%, 31% and 22% respectively, of the Company's total revenues. R&D expenses decreased by $6.1 million (41%) in fiscal 1998 from fiscal 1997, and by $0.9 million (6%) in fiscal 1997 from 1996. There were no software development costs capitalized in fiscal 1998.

INCOME TAXES

In fiscal 1998, an alternative minimum tax provision was provided. For fiscal year 1997, no tax provision was required due to the losses sustained during the year. In fiscal 1996, the effective tax rate was reduced by net operating loss carryforwards.

The Company has net operating loss carryforwards of approximately $63 million in several tax jurisdictions to offset future taxable income. In addition, the Company has tax credit carryforwards of approximately $7 million to offset federal and state income tax liabilities. Therefore, the Company expects to pay minimal income taxes for the foreseeable future.

Liquidity and Capital Resources

The Company had approximately $21.1 million of cash and cash equivalents at March 31, 1998, an increase of approximately $3.8 million from March 31, 1997. The net increase was the result of $6.8 million in cash received from the private placement described below and in Note 10 to the Consolidated Financial Statements, partially offset by $3.1 million in restructuring payments as described in Note 8 to the Consolidated Financial Statements. At March 31, 1998 and March 31, 1997, the Company had approximately $1.1 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment.

On September 30, 1997, the Company completed a private placement resulting in net proceeds to the Company of $6.8 million from the issuance of 7,625 shares of 6% Convertible Preferred Stock and placement agent warrants to purchase 763 additional shares of 6% Convertible Preferred Stock. See Risk Factors and
Note 10 to the Consolidated Financial Statements.

For the year ended March 31, 1998, the Company paid approximately $3.1 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings, compared to $4.9 million paid during the same period in fiscal 1997. Cash payments related to these restructurings, the majority of which are related to operating lease payments, net of subleases, are anticipated to continue until December 2000. All significant vacant space under lease has been subleased.

In August 1997, the Company's revolving line of credit and $0.7 million equipment letter of credit with a major commercial lender expired. This revolving line of credit was never utilized in either fiscal 1997 or 1998, but any borrowed amounts would have been secured by substantially all domestic assets of the Company. At March 31, 1998, the Company has obtained from another major commercial lender a new equipment letter of credit for $0.6 million, which is secured by the equivalent amount of cash.

During fiscal year 1997, the Company experienced a substantial decline in revenues and a substantial loss from operations which resulted in a shareholders' deficit at March 31, 1997. In response to the downward trend in revenues, management took appropriate expense control actions relating to operations, which restored the Company to profitability through fiscal 1998. While the Company showed a modest profit in fiscal 1998, no assurances can be given that profitable operations can be sustained. Management is committed to taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved.

The Company believes its current cash balances and cash generated from operations, offset by restructuring payments, will be sufficient to meet the Company's liquidity needs for fiscal 1999.

The Company has undertaken a comprehensive evaluation of its internal information systems in order to evaluate those modifications which will be required in order to address Year 2000 functionality and other operational deficiencies. This review is substantially complete, and the Company has estimated that the cost or risk which may be associated with its Year 2000 or other internal operational issues is not material. The Company expects to upgrade certain hardware and software during the next fiscal year in order to become compliant. The estimated cost of these upgrades is less than $.5 million.

Risk Factors

The following risk factors should be carefully considered in evaluating the Company and its business.

Declining Revenue and Mature Product Market. Since the Company's inception, it has focused primarily on the development and marketing of electronic publishing software for the technical documentation marketplace. The market for high-end technical publishing and document management software has matured and is largely saturated. The decline in revenue over recent years is due to the decrease in product revenue and related maintenance and service revenue caused by maturation of the market for these products, and the increased popularity of low cost versions of Windows-based authoring software. Unless the Company develops new products and markets, revenues could be expected to continue to decline.

Dependence on New Products and Emerging Markets. The Company's strategy for future growth will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced products, particularly content management products and services. New markets in the software industry are characterized by evolving industry standards, rapid technological change, unknown and changing customer requirements, all of which may cause delays in development or market acceptance of the Company's new products. In addition, the market for content management products and services is just beginning to emerge, is intensely competitive, highly fragmented and subject to rapid change. There can be no assurance that the content management market will coalesce and continue to grow, that the Company will successfully develop content management software or that such software will be accepted in the marketplace.

Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Future operating results will depend upon many factors, including the demand for the Company's existing products, the ability of the Company to develop and market new products, market acceptance of the Company's new products, the timing of new product introductions and product enhancements by the Company and its competitors, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementation of new software and services, the budget cycles of the Company's customers, the mix of products and services sold, activities of competitors, changes in foreign currency exchange rates, and general domestic and international economic and political conditions.

The Company typically ships a substantial amount of its products in the final weeks, or even days, of each quarter. Certain of these end-of-quarter license sales may reflect a relatively high amount of revenues per order, and the loss or delay of individual orders could have a significant impact on the revenues and quarterly results of the Company. In addition, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, any shortfall from anticipated revenue or a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter. As a result of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some quarters the Company's operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's common stock would likely be materially adversely affected.

Intense Competition. The market for the Company's existing technical documentation products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Several competitors have greater market penetration and acceptance, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. While it is not yet clear who the Company's competitors will be in the emerging content management market, it is likely that competition will be intense in that market also.

Reliance on Certain Relationships. The Company is seeking to establish strategic relationships with companies with outsourcing or service bureau businesses, and with companies that have presence and publishing expertise in the financial services market. The Company has relationships with various technology providers, including Microsoft Corporation and Microstar Software, Ltd., which are important to the Company's entrance into the content management market. All of these relationships will be important to the Company's worldwide sales, marketing and support activities. The failure of the Company to establish and/or maintain these relationships, or to establish additional future relationships have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel. The Company's ability to compete effectively will require the Company to train and manage its employee work force. Competition for qualified personnel in the software industry is very intense, and there can be no assurance that the Company will be able to attract, assimilate or retain key employees. See "Business - - Employees."

Dependence on Proprietary Technology; Risks of Infringement. The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, patents, contractual provisions and technical measures to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, some software piracy can be expected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into costly royalty or licensing agreements.

Risks of Dilution. The Company issued in September 1997 shares of Series D preferred stock, which are convertible into shares of Common Stock, as described below in "Notes to Consolidated Financial Statements Note 10". Given the recent trading volume of the Common Stock on the Nasdaq National Market System, the conversion of Series D shares into Common Stock, and the subsequent sale of such newly issued Common Stock over a short period of time would cause significant downward pressure on the price of the Company's Common Stock.While as of March 31, 1998 the conversion of Series D shares would have been anti-dilutive, such conversion will be dilutive in the future. In June, 1998, 60% of the Series D shares (5,032 shares, including shares issuable upon exercise of the placement agent warrants) were eligible for conversion into approximately 2,200,000 shares of Common Stock, representing potential dilution of approximately 8.7%. In October, 1998, all (100%) of the Series D shares become convertible. Assuming that the Company's stock price remains stable at its June 1998 level, in October 1998 the Series D shares will be convertible into shares of Common Stock representing potential dilution of approximately 15%. In the event that all or a significant portion of the Series D shares are converted into shares of Common Stock, and sold on the Nasdaq National Market System over a relatively short period of time, the market price of the Company's common stock would likely be materially adversely affected. See "Notes to Consolidated Financial Statements -Note 10 and Note 15".

Product Liability - Year 2000. The Company has undertaken a systematic review and planning process concerning the requirements and abilities of its standard products (including embedded third party products) to handle date information and to function appropriately from and after January 1, 2000. The Company intends to discontinue its support of certain products which it considers obsolete without regard to Year 2000 concerns. Although the Company believes that the effort required to adapt its supported standard products to the Year 2000 will not have a materially adverse impact on the Company's financial performance, currently unforeseen difficulties, delays or requirements could cause this assessment to change. Many of the Company's customers have implemented custom applications which rely on the Company's standard products to operate, and the Company does not believe that it has the obligation to modify those applications for the Year 2000. It is possible that unforeseen liabilities may arise with respect to discontinued products or custom applications.

Risks Associated with Acquisitions. As part of its business strategy, the Company is investigating the possibility of making acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Such future acquisitions could expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations; information systems and personnel of the acquired businesses; the potential disruption of the Company's ongoing business; the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers; the maintenance of uniform standards, controls, procedures and policies; and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLEAF, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and schedules of Interleaf, Inc. and subsidiaries, and report, are included herein:


Description                                                                                                Page

Report of Management ...................................................................................... 17

Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997, and 1996 .................. 18

Consolidated Balance Sheets at March 31, 1998 and 1997 .................................................... 19

Consolidated  Statements  of Changes in  Shareholders'  Equity  (Deficit)  for the Years Ended March 31,
1998, 1997, and 1996 ...................................................................................... 20

Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997, and 1996 .................. 21

Notes to Consolidated Financial Statements ................................................................ 22

Report of Independent Auditors ............................................................................ 36

Schedule II - Valuation and Qualifying Accounts ........................................................... 37

Supplemental Financial Information ........................................................................ 38



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

The Board of Directors carries out its responsibility for these financial statements through its Audit Committee, composed of non-employee Directors. The Audit Committee reviews the financial statements before they are released for publication. The Audit Committee meets periodically with the senior financial officers and Ernst & Young LLP. It reviews the audit scope, significant financial transactions, major accounting issues and recommendations of Ernst & Young LLP. Ernst & Young LLP has full and free access to the Audit Committee and meets with its members, with and without management being present, to discuss internal control, auditing and financial reporting matters.



/s/ Jaime W. Ellertson
Jaime W. Ellertson,
President and Chief Executive Officer



/s/ Peter J. Rice
Peter J. Rice, Vice President,
Finance and Administration and Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands except for per share amounts)
Year ended March 31                                              1998         1997        1996
-------------------------------------------------------     ------------- ------------ ------------
REVENUES
  Products ............................................       $ 13,335      $ 18,821    $ 34,786
  Maintenance .........................................         26,083        28,972      32,281
  Service .............................................         13,159        17,030      21,490
                                                             -----------   ----------- ------------
Total Revenues ........................................         52,577        64,823      88,557
                                                             -----------   ----------- ------------
COST OF REVENUES
Products ..............................................          3,966         7,502       6,443
Maintenance ...........................................          3,747         4,561       5,179
Services ..............................................         11,324        16,041      18,270
                                                             ----------    ----------- ------------
Total Costs of Revenues ...............................         19,037        28,104      29,892
                                                             ----------    ----------- ------------
Gross Margin ..........................................         33,540        36,719      58,665
                                                             ----------    ----------- ------------
OPERATING EXPENSES
Selling, general and administrative ...................         22,281        37,114      42,674
Research and development ..............................          8,897        14,994      15,875
Write-down of intangible assets .......................           --           2,288        --
Restructuring charge ..................................           --          10,942        --
                                                             ----------    ----------- ------------
Total operating expenses ..............................         31,178        65,338      58,549
                                                             ----------    ----------- ------------
Income (loss) from operations .........................          2,362       (28,619)        116
Other income (expense) ................................            153          (931)        225
                                                             ----------    ----------- ------------
Income (loss) before income taxes .....................          2,515       (29,550)   $    341
Provision for income taxes ............................             79          --            30
                                                             ----------    ----------- ------------
Net Income (loss) .....................................       $  2,436      $(29,550)   $    311
Dividends on preferred stock ..........................           (458)         --          --
Net income (loss) applicable to common stockholders ...       $  1,978      $(29,550)   $    311
                                                             ----------    -----------  -----------
INCOME (LOSS) PER SHARE: ...................      Basic       $   0.11      $ ( 1.70)   $   0.02
                                                  Diluted     $   0.09      $ ( 1.70)   $   0.02
                                                             ----------    -----------  -----------
Shares used in computing income (loss) per share: Basic         17,857        17,344      15,557
                                                  Diluted       24,808        17,344      18,495
                                                             ----------    -----------  -----------


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


(in thousands except for share and per share amounts)
MARCH 31                                                                                           1998         1997
----------------------------------------------------------------------------------------------  ----------   ----------
Assets
CURRENT ASSETS
Cash and cash equivalents ....................................................................   $ 21,112    $ 17,349
Accounts receivable, net of reserve for doubtful accounts of $1,364 in 1998 and $1,371 in 1997     12,706      11,359
Prepaid expenses and other current assets ....................................................        838       1,504
                                                                                                 --------    --------
TOTAL CURRENT ASSETS .........................................................................     34,656      30,212
Property and equipment, net ..................................................................      3,321       4,963
Intangible assets, net .......................................................................        583       2,281
Other assets .................................................................................        828         444
                                                                                                 --------    --------
TOTAL ASSETS .................................................................................   $ 39,388    $ 37,900
                                                                                                 --------    --------
Liabilities and Shareholders' Equity (Deficit)
CURRENT LIABILITIES
Accounts payable .............................................................................   $  2,079    $  1,774
Accrued expenses .............................................................................     11,657      14,455
Unearned revenue .............................................................................     12,136      15,102
Accrued restructuring ........................................................................      2,143       4,386
                                                                                                 --------    --------
TOTAL CURRENT LIABILITIES ....................................................................     28,015      35,717
Long-term restructuring ......................................................................      2,063       2,955
                                                                                                 --------    --------
TOTAL LIABILITIES ............................................................................     30,078      38,672
                                                                                                 --------    --------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
  Series A Junior participating, none issued and outstanding
  Senior Series B convertible, issued and outstanding 861,911 in 1998 and 1997
         (liquidation value $7 per share).................                                             86          86
  Senior Series C convertible, issued and outstanding 1,010,348 in 1998
       and 1,006,220 in 1997 (liquidation value $9.95 per share)..............................        101         101
  6% Convertible, issued and outstanding 7,625 in 1998 .......................................          1          --
Common Stock, par value $0.1 per share, authorized 50,000,000 shares, issued and
       outstanding 18,155,309 in 1998 and 17,459,219 in 1997 .................................        182         175
Additional paid-in capital ...................................................................     93,369      85,513
Retained earnings (deficit) ..................................................................    (84,072)    (86,508)
Cumulative translation adjustment ............................................................       (357)       (139)
                                                                                                 ---------    --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................................      9,310        (772)
                                                                                                 ---------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................................   $ 39,388    $ 37,900
                                                                                                 ---------    --------



See Notes to Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


(In thousands)                                                                               Retained    Cumulative          Total
                            Preferred     Preferred     Preferred    Common    Additional     Earnings  Translation  Shareholders'
                                Stock         Stock      Stock 6%     Stock       Paid-in    (Deficit)   Adjustment         Equity
                               Senior        Senior   Convertible                 capital                                (Deficit)
                             Series B      Series C

-------------------------   ----------- ------------ ------------ ------------ ------------ ------------ ------------- ------------
Balances at March 31, 1995  $    173     $   --       $   --       $     142     $ 67,382    $  (57,269)    $   187      $ 10,615
Net Income                        --         --           --              --         --             311          --           311
Conversion of Senior
  Series B Convertible
  Preferred stock into
  common stock                   (81)        --           --              11           70            --          --            --
Common stock issued in
  connection with stock
  options exercised by
  employees                        --        --           --               7        2,087            --          --         2,094
Common stock issued in
  connection with employee
  stock purchase plan              --        --           --               1          685            --          --           686
Income tax benefit related to
  exercise of stock options        --        --           --              --           30            --          --            30
Common stock issued in
  connection with warrants
  exercise                         --        --           --               4           (4)           --          --            --
Common stock issued in
  connection with acquisition      --        --           --               2        2,098            --          --         2,100
Equity adjustment for foreign
  currency translation             --        --           --              --         --              --        (417)        (417)
                              --------- ------------ ------------- ------------- ------------ ------------ ------------- ----------
Balances at March 31, 1996         92        --           --             167       72,348       (56,958)       (230)      15,419
Net Loss                           --        --           --              --           --       (29,550)         --      (29,550)
Conversion of Senior Series
  B Convertible Preferred
  stock into common stock          (6)       --           --                1           5            --          --           --
Issuance and obligations of
  Senior series C Convertible
  Preferred stock                  --        101          --              --        9,289            --          --        9,390
Common stock issued in
  connection with stock options
  exercised by employees           --         --          --                2         447            --          --          449
Common stock issued in
  connection with employee
  stock purchase plan              --          --         --                2         737            --          --          739
Common stock issued in
  connection with acquisition      --          --         --                3       2,687            --          --        2,690
Equity adjustment for foreign
  currency translation             --          --         --               --          --            --          91           91
                              --------- ------------- ------------ -------------- ----------- ------------ ------------- ----------
Balances at March 31, 1997         86         101         --              175      85,513       (86,508)       (139)        (772)
Net Income                         --          --         --               --          --         2,436          --        2,436
Common stock issued in
  connection with stock options
  exercised by employees           --          --         --                4       1,271            --          --        1,275
Issuance of Preferred C            --          --         --               --          29            --          --           29
Common stock issued in
  connection with employee
  stock purchase plan              --          --         --                3         218            --          --          221
Issuance of 6% Convertible
  Preferred Stock                  --          --          1               --       6,796            --          --        6,797
Dividends on Preferred Stock       --          --         --               --        (458)           --          --         (458)
Equity adjustment for foreign
  currency translation             --          --         --               --          --            --        (218)        (218)
                              ---------- ------------ ------------ -------------- ------------ ------------ ------------ ----------
Balances at March 31, 1998    $    86     $   101      $   1         $    182     $ 93,369      $(84,072)   $  (357)    $  9,310
                              ---------- ------------ ------------ -------------- ------------ ------------ ------------ ----------



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)
Year ended March 31                                                1998             1997             1996
---------------------------------------------------------      ------------    --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $     2,436    $     (29,550)     $       311
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Write-off of intangible assets                                         --            2,288               --
  Restructuring charge                                                   --           10,942               --
  Gain from settlement of legal dispute                                  --               --           (1,230)
  Depreciation and amortization expense                               4,174            9,706            7,754
  Loss from disposal of property and equipment                           --              212               11
  Income tax benefit from stock options exercised                        --               --               30
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, net                    (1,712)           8,126            2,950
  (Increase) decrease in other assets                                  (322)             309               97
  Decrease in accounts payable and accrued expenses                  (1,519)            (172)          (1,068)
  Increase (decrease) in unearned revenue                            (2,737)            (730)             507
  Decrease in other liabilities                                      (2,970)          (4,379)          (2,532)
  Other, net                                                             --              410               76
                                                                 -----------     -------------   -------------
Net cash provided by (used in) operating activities                  (2,650)          (2,838)           6,906
                                                                 -----------     -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (1,151)          (1,816)          (1,597)
Capitalized software development costs                                   --           (1,113)          (4,138)
                                                                 -----------     -------------   -------------
Net cash used in investing activities                                (1,151)          (2,929)          (5,735)
                                                                 -----------     -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock                            --            9,390               --
Net proceeds from issuance of 6% preferred stock                      6,796               --               --
Net proceeds from issuance of common stock                            1,496            1,250            2,780
Repayment of long-term debt and capital leases                           (6)             (18)          (1,688)
                                                                 -----------     -------------   -------------
Net cash provided by financing activities                             8,286           10,622            1,092
                                                                 -----------     -------------   -------------
Effect of exchange-rate changes on cash                                (722)            (231)              21
                                                                 -----------     -------------   -------------
Net increase (decrease) in cash and cash equivalents                  3,763            4,624            2,284
Cash and cash equivalents at beginning of year                       17,349           12,725           10,441
                                                                 -----------     -------------   -------------
Cash and cash equivalents at end of year                           $ 21,112         $ 17,349         $ 12,725
                                                                 -----------     -------------   -------------




See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   The Company

Interleaf, Inc. and its subsidiaries (the "Company") develop and market software for the electronic assembly, management, retrieval, publishing and distribution of business-critical documents and information, and it is focusing its efforts for growth on content management and information publishing software and services.

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Interleaf, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition. Revenue from the license of software products is recognized when the products are shipped, provided there are no significant vendor obligations remaining and collection of the receivable is considered probable. Costs associated with insignificant vendor obligations are accrued. The Company also maintains a reserve for sales allowances to provide for possible product returns or allowances resulting from a lack of sell through of products by resellers. In the fourth quarter of fiscal 1997, the Company recorded a charge of $1.5 million to provide for anticipated allowances expected to be granted. Maintenance revenue is recognized ratably over the contract period. Services (consulting and training) revenue is recognized as the related services are performed on either a time and materials basis or pro-rata based on project or contract completion. Unearned revenue represents the remaining amount of revenue to be recognized in future periods primarily related to maintenance and service contracts.

Cash and Cash Equivalents. Cash equivalents, consisting primarily of commercial paper and treasury bills, represent highly liquid investments with maturities at date of purchase of three months or less. These investments are stated at cost, which approximates market value. See Note 13 on restricted cash.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are determined on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives generally range from 3 to 5 years. Expenditures for repairs and maintenance are charged to operations as incurred.

Capitalized Software Development Costs. Costs incurred in the research, design and development of software for sale to others are charged to expense until technological product feasibility is established, after which remaining software development costs are capitalized. These costs are amortized as part of the cost of revenue beginning when the product is available for general release to customers. Such amounts are amortized over the estimated remaining useful life of the product not to exceed three years. The Company continually compares the unamortized portion of capitalized software development costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is written-off. See Note 4 for discussion of Intangible Asset write-downs recorded during fiscal 1997.

Foreign Currency Translation. The translation of assets and liabilities of foreign subsidiaries is made at year-end rates of exchange, and revenues and expenses are recorded at average rates of exchange. The resulting translation adjustments are excluded from net income and are accumulated as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses from foreign currency transactions are reflected in the statements of operations. The exchange loss for fiscal year 1998 and 1997 was $180,000 and $531,000, respectively and was not material for fiscal year 1996.

Income Taxes. Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes".

Income (Loss) per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for fiscal years ending after December 15, 1997. All income (loss) per share amounts for all periods presented have been restated to conform to the SFAS 128 requirements. See Note 15 for the computation of basic and diluted income (loss) per share.

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Long-Lived Assets. Effective April 1, 1996, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments in investment grade instruments with maturities of three months or less and limits the amount of investment with any one financial institution. The credit risk associated with accounts receivable is limited due to the Company's credit evaluation process and the large number of customers and their dispersion over different industries and geographic areas.

Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include adequacy of restructuring accruals, collectibility of accounts receivable, and recoverability of depreciable assets and intangible assets. Actual results could differ from these estimates.

Basis of Presentation. The accompanying financial statements have been presented assuming that the Company will continue as a going concern. During 1997, the Company experienced a substantial decline in revenues and a substantial loss from operations, resulting in a shareholders' deficit at March 31, 1997. In response to these matters, the Company developed detailed plans relating to its fiscal 1998 operations which restored the Company to profitable operations despite a continued decline in revenues. Management is committed to continue taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved during fiscal 1999. In the event such actions are not successful in achieving breakeven or profitable operations, additional financing will be needed. Under such circumstances, no assurance can be given that such financing could be obtained or that it could be obtained at commercially reasonable terms or without incurring substantial dilution to existing shareholders. The financial statements do not include any adjustments to reflect the possible effects of these uncertainties. Management believes that, based on its 1999 operating plan and existing cash balances, the Company will have sufficient cash to support operations during fiscal 1999.

Pending Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structures" in 1997. This Statement does not change the Company's disclosure requirements.

In 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which will become effective for the Company in fiscal 1999. The Company is currently evaluating the effects of implementing these standards.

Also in 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning April 1, 1998. The Company believes that the adoption of SOP 97-2 will not have a material impact on its financial statements.

Note 3  Property and Equipment

Property and Equipment at March 31 consisted of the following:


(in thousands)                                                             1998                        1997
-------------------------------------------------------              ----------------            ----------------
Office, demonstration and other equipment                                $ 27,252                     $ 27,739
Development equipment                                                      12,815                       12,654
Furniture                                                                   3,740                        3,799
Leasehold improvements                                                      1,819                        1,637
                                                                     ----------------            ---------------
                                                                            45,626                      45,829
Less allowances for depreciation and amortization                           42,305                      40,866
                                                                     ----------------            ---------------
                                                                           $ 3,321                     $ 4,963
                                                                     ----------------            ---------------



Note 4  Intangible Assets

The Company's intangible assets have historically consisted of purchased goodwill and capitalized software development costs. The Company's policy has been to amortize purchased goodwill to selling, general and administrative expense, and to amortize capitalized software development costs to cost of revenue. In fiscal year 1997, the Company wrote off goodwill of approximately $2.3 million related to the acquisition of The Learning Alliance (see Note 12). As a result of a strategic product review, in fiscal year 1997 the Company wrote off capitalized software development costs of $2.0 million in costs were associated with discontinued products or products with limited future revenue potential. The unamortized portion of capitalized software development costs was $0.6 million and $2.3 million at March 31, 1998 and 1997, respectively. Amortization and write-downs to net realizable value of capitalized software development costs were approximately $1.7 million, $5.0 million, and $3.2 million during fiscal 1998, 1997, and 1996, respectively.

Note 5  Credit Agreement

In August 1997, the Company's revolving line of credit with a major commercial lender expired and was not renewed. Although this credit facility was not utilized in either fiscal 1998 or 1997, available credit would have been secured by substantially all domestic assets of the Company. At March 31, 1998, the Company has a letter of credit for $0.6 million, which is secured by the same amount of cash, from another major commercial lender which expires on July 31, 1998.

Note 6  Accrued Expenses

Accrued expenses at March 31 consisted of the following:


(in thousands)                             1998      1997
--------------------------------------   -------   -------
Accrued compensation and related items   $ 3,159   $ 4,987
Taxes, other than income                     754     2,414
Royalties                                  1,255     1,030
Rent                                         893     1,228
Other                                      5,596     4,796
                                         -------   -------
                                         $11,657   $14,455
                                         -------   -------

Note 7  Lease Commitments

The Company leases its headquarters and sales offices, and certain equipment under various operating leases, which expire through the year 2003. Rent expense amounted to approximately $2.9 million, $5.1 million, and $6.6 million during fiscal 1998, 1997, and 1996, respectively.

Future minimum lease commitments on noncancelable operating leases and sublease income are as follows:


(in thousands) Year ended March 31                          1999      2000       2001      2002   2003   Thereafter
--------------------------------------------------------   ------    ------     ------     ----   ----   ----------
Future minimum lease commitments on noncancelable leases   $6,327    $5,860     $4,154     $286   $282   $---
Future minimum sublease income                              3,918     3,816      2,884     $---   $---   $---


These future minimum lease commitments include approximately $2.4 million, net of sublease income, related to facilities the Company has elected to abandon or downsize in connection with the restructuring and acquisition-related initiatives.

Note 8  Restructurings

Restructuring charges include costs associated with employee termination benefits and facility closures and related costs. Employee termination benefits include severance, wage continuation, notice pay and related fringe benefits. Facility closure and related costs include lease payments, lease buyout costs, disposal of property and equipment, and related costs.

In fiscal year 1998, the Company paid approximately $3.1 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings, compared to $4.9 million paid during fiscal 1997. Expenditures for facility closures, primarily lease payments, net of sublease receipts, are expected to continue through December 2000. The Company continues to monitor its cost structure in light of current and future revenue levels.

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

In connection with the Company's restructuring initiatives, the Company paid approximately $.6 million, $2.7 million, and $.7 million for employee termination benefits during fiscal 1998, 1997, and 1996, respectively. Payments for facility closures and related costs, net of sublease receipts, were approximately $1.9 million, $1.4 million, and $1.3 million during fiscal 1998, 1997, and 1996, respectively. Expenditures for facility closures, primarily lease payments, are anticipated to continue through the fiscal year 2001.

Note 9  Income Taxes

The provision for income taxes is composed of the following:


(in thousands)         1998         1997         1996
--------------       -------      -------      -------
Current:
  Federal              $79         $ --         $30
  State                 --           --          --
  Foreign               --           --          --
                     -------      -------      -------
Total Current           79           --          30
                     -------      -------      -------
Deferred:
  Federal               --           --          --
  State                 --           --          --
                     -------      -------      -------
Total Deferred          --           --          --
                     -------      -------      -------
                       $79         $ --         $30
                     -------      -------      -------

The provision for income taxes is based on the following amounts of income
(loss) before income taxes:


(in thousands)         1998         1997         1996
--------------       -------      -------      -------
  Domestic:         $  4,458     $(21,586)    $  3,793
  Foreign             (2,022)      (7,964)      (3,452)
                     -------      -------      -------
                    $  2,436     $(29,550)    $    341
                     -------      -------      -------

Total income taxes reported are different from the amount that would have been computed applying the federal statutory tax rate to income before income taxes. The difference is attributable to the following:


(in thousands)                                  1998        1997        1996
------------------------------------------    --------    --------    --------
Computed at federal statutory rate            $    814    $(10,047)   $    116
Loss for which no tax benefit was realized        --         9,151        --
Nondeductible amortization                        --          --            51
Nondeductible write-downs                         --           778        --
Other nondeductible expenses                       102         118          66
Benefit of net operating loss carryforwards       (837)       --          (195)
Other, net                                        --          --            (8)
                                              --------    --------    --------
                                              $     79    $   --      $     30
                                              --------    --------    --------

Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of the Company's deferred tax assets and liabilities as of March 31 are as follows:


(in thousands)                                  1998        1997        1996
------------------------------------------    --------    --------    --------
Deferred tax assets
Net operating loss carryforwards              $ 24,138    $ 22,897    $ 14,919
Tax credit carryforwards                         7,376       7,150       7,120
Accrued rent                                       344         473         601
Reserve for doubtful accounts receivable,
  vacation and other accruals                      950         864         401
Restructuring                                    1,384       2,555         392
                                              --------    --------    --------
Total deferred tax assets                       34,192      33,939      23,433
Deferred tax asset valuation allowance         (34,079)    (33,619)    (21,294)
                                              --------    --------    --------
                                                   113         320       2,139
                                              --------    --------    --------
Deferred tax liabilities:
Capitalized software development costs            (113)       (320)     (1,891)
Depreciation                                     --          --          (225)
Other                                            --          --           (23)
                                              --------    --------    --------
Total deferred tax liabilities                    (113)       (320)     (2,139)
                                              --------    --------    --------
Net deferred tax asset                        $  --       $  --       $   --
                                              --------    --------    --------

Realization of total deferred tax assets is contingent upon future taxable income. A 100% valuation allowance of net deferred tax assets has been established due to the uncertainty of realization of these tax benefits. The deferred tax asset valuation allowance increased $0.4 million and $12.3 million during fiscal 1998 and 1997, respectively.

At March 31, 1998, the Company and its subsidiaries had net operating loss carryforwards of approximately $63 million that are available to offset future taxable income. The loss carryforwards are attributable to operations in several tax jurisdictions and expire in fiscal 1999 and thereafter. In addition, the Company has research and development and other tax credit carryforwards of approximately $7 million, which are available to reduce future federal and state income tax liabilities. The tax credit carryforwards expire in fiscal 1999 and thereafter. No tax payments were made in fiscal 1998 or fiscal 1997. During fiscal 1996, the Company made income tax payments of approximately $0.3 million.

Note 10  Shareholders' Equity

Series A

On July 15, 1988, the Company declared a dividend distribution of one Preferred Stock Purchase Right (a Right) for each outstanding share of the Company's common stock to shareholders of record on July 25, 1988 and for shares of the Company's common stock issued and outstanding thereafter. Each Right entitles the holder to purchase a unit consisting of one-hundredth of a share (a Unit) of Series A Junior Participating Preferred Stock, $.10 par value ("Series A"), at a purchase price of $65.00 in cash. The Rights initially trade with the shares of common stock and are not exercisable. The Rights will separate from the common stock and become exercisable 10 days after a public announcement that a person or group (an Acquiring Person) acquires beneficial ownership of 20% or more of the outstanding shares of common stock, or 10 business days after commencement of a tender offer that would result in a person or group beneficially owning 30% or more of the outstanding shares of common stock. In the event that the Company is not the surviving corporation in a merger with an Acquiring Person, or the acquisition of 25% of common stock by any person (except pursuant to a tender offer for all shares of common stock determined to be fair by certain directors of the Company), or upon certain self-dealing transactions or increases in an Acquiring Person's ownership of common stock, each holder of an outstanding Right other than an Acquiring Person will receive, upon exercise of a Right, the number of shares of the Company's common stock that equals the exercise price of the Right divided by one half of the current market price of the Company's common stock. In the event that the Company is not the surviving corporation in a merger, or if more than 50% of its assets or earning power is sold or transferred after any person has become an Acquiring Person, each holder of an outstanding Right other than any Acquiring Person will receive, upon exercise of a Right, the number of shares of common stock of the acquiring Company that equals the exercise price of the Right divided by one half of the current market price of the acquiring Company's common stock. The Rights are non-voting, expire on July 15, 1998 and may be redeemed at any time prior to becoming exercisable at a price of $.01 per Right.

Series B

The Company issued 2,142,857 shares of its Senior Series B Convertible Preferred Stock ("Series B"), at $7.00 per share. Under the terms of the Series B, the holders have a liquidation preference of $7.00 per share over the holders of Common Stock, but this preference is subordinate to the liquidation preference of the holders of Series C and D, described below. Thereafter, all other shareholders are entitled to receive, on a per share basis, an amount equal to $15 million divided by the total number of shares of common stock that the Series B holders would have been entitled to receive upon conversion. Finally, the Series B holders and common shareholders share ratably in the remainder, if any, with each share of Series B being deemed to have been converted to common stock. Series B holders are entitled to vote as a single class on all matters submitted to the common shareholders, receiving the number of votes equal to the number of common shares that they would have received upon conversion, except that the Series B holders are entitled to elect one director, and the Company needs the approval of the majority of the Series B holders on certain significant events.

Each Series B share is convertible into 1.34375 shares of common stock. Series B holders converted 0, 61,393 and 805,269 shares of Series B Convertible Preferred Stock into shares of the Company's common stock during fiscal 1998, 1997, and 1996, respectively.

The Series B stock may be redeemed at any time by the Company at $21.00 per share, provided at least 20% of the then outstanding shares of Senior Series B Convertible Preferred Stock are redeemed. Preferred shareholders shall share ratably in any dividends declared on the common stock as if each Series B share had been converted to common stock.

Series C

On October 15, 1996, the Company issued 1,004,904 shares of newly authorized Series C Convertible Preferred Stock ("Series C") at a price of $9.9512 per share, receiving net proceeds of $9.4 million. In accordance with the Series C investment agreement, the Company issued an additional 5,444 Series C shares. Each Series C share is initially convertible into 4 shares of common stock, which rate is adjustable upon certain issuances of common stock by the Company. Dividends of $0.24878 per share are payable on April 15, 1998 and October 15, 1998, and $0.49756 per share on each April 15 and October 15 thereafter. Holders of outstanding shares of Series C are entitled to the number of votes equal to one-half the number of shares of common stock into which the Series C shares are convertible. Series C holders are entitled to receive upon liquidation an amount equal to $9.9512 per share plus any declared or accrued but unpaid dividends, which amount is payable prior to any payments to holders of the Series B and common stock, and pari passu with the Series D holders (described below). Series C shareholders must convert their shares into common stock upon the consolidation, merger or sale of substantially all assets of the Company or, subject to certain conditions, if the Company's common stock trades for twenty consecutive days above $3.7317.

The Company has registered sufficient shares of common stock to satisfy the conversion requirements of the Series C.

The Company may, at its option, redeem the Series C shares on or after October 16, 1999. The redemption premium is initially 25%, and decreases 5% per year each October until 2004. As part of the Series C issuance, the Company issued warrants to purchase 74,929 shares of common stock at an exercise price of $2.67 per share to its investment banking firm. These warrants are exercisable until October 15, 2001.

Series D

On September 30, 1997, the Company sold, in a private placement, 7,625 shares of Series 6% Convertible Preferred Stock ("Series D") at a price of $1,000 per share, receiving proceeds of $6.8 million, net of placement agent fees and transaction costs. In addition, the Company issued to the placement agent warrants to purchase 763 Series D shares at an exercise price of $1,000 per share. These warrants are exercisable for a period of five years commencing September 30, 1997.

The Company has registered sufficient shares of common stock to satisfy the conversion requirements of the Series D.

Pursuant to its agreements with the Series D holders and with NASDAQ, the Company on December 17, 1997 received shareholder approval of the issuance of the Series D shares.

Each Series D share is entitled to receive dividends, payable annually on September 30 of each year, when and as declared by the Company's Board of Directors, at the rate of 6% per annum in preference to any payment made on any shares of Common Stock or any other class or series of capital stock of the Company other than the Series C , which has rights to dividends pari passu with the Series D. Such dividends accrue from day to day whether or not earned or declared. Any dividend payable after the date of issuance of the Series D may be paid (i) in additional Series D shares valued at $1,000.00 per share, or (ii) upon proper notice, in cash. Each Series D share is also entitled to a liquidation preference of $1,000.00 per share, plus any accrued but unpaid dividends in preference to any other class or series of capital stock of the Company (except the Series C , which is pari passu with the Series D). Except as otherwise provided by applicable law, Series D holders have no voting rights.

Commencing on December 29, 1997, at least 10% and up to 25% (depending upon the price at which the Common Stock is trading) of the number of Series D shares held of record by each holder on such day became convertible into shares of Common Stock, and thereafter on the successive monthly anniversaries of such day additional Series D shares shall become convertible (with the additional amount varying from 10% to 25% of the number of Series D shares held of record by such holder on such day depending upon the price at which Common Stock is trading) except that in any month when the highest of the Common Stock's daily low trading prices is $2.50 or less, not more than 10% of each holder's Series D shares held of record on such day shall be convertible.

The number of shares of Common Stock issuable upon conversion of Series D shares will equal the liquidation preference of the shares being converted divided by the then-effective conversion price (the "Conversion Price"). The Conversion Price through April 30, 1998 was $5.50. The Conversion Price between May 1, 1998 and January 31, 1999 shall be the lowest trading price of the Common Stock during the twenty-two (22) consecutive trading days immediately preceding the date of conversion, reduced by the Applicable Percentage, described below, except that the Conversion Price shall be not less than $1.50 prior to November 1, 1998. The "applicable percentage" is dependent upon the time which has passed from original issuance to the date of measurement, being 9.8% starting on May 1, 1998 and increasing in each subsequent month to 11.1%, 12.4%, 13.7%, and 15%. At any date after February 1, 1999, the Conversion Price will be the lesser of (a) 85% of the average of low daily trading price of the Common Stock for all the trading days during November 1998 through January 1999 (provided that in no event shall this amount be less than $2.8126), or (b) 85% of the average of the lowest daily trading price of the Common Stock during the twenty-two (22) consecutive trading days immediately preceding the date of conversion (the "Conversion Cap"). The Conversion Price is at all times also subject to adjustment for customary anti-dilution events such as stock splits, stock dividends, reorganizations and certain mergers affecting the Common Stock. On September 30, 2003, all of the then outstanding Series D shares will be automatically converted into shares of Common Stock at the then-applicable Conversion Price. No Series D holder will be entitled to convert any Series D shares into shares of Common Stock if, following such conversion, the holder and its affiliates (within the meaning of the Securities Exchange Act of 1934) will be the beneficial owners (as defined in Rule 13d-3 thereunder) of 10% or more of the outstanding shares of Common Stock.

Following conversion of Series D shares into shares of Common Stock, the holders of such shares of Common Stock have agreed to be limited on resales of such shares to the greatest of: (i) 10% of the average daily trading volume of the Common Stock for the five trading days preceding any such sales; (ii) 12,000 shares; or (iii) 10% of the trading volume for the Common Stock on the date of any such sale. Furthermore, the Company has the right, upon proper notice, if the Conversion Price falls below Three Dollars ($3.00) (or such other price as is set by the Company in accordance with certain notice provisions), and subject to certain other conditions, to honor any conversion request by a cash payment in lieu of the issuance of Common Stock in an amount equal to the proceeds which would otherwise have been received by the holder if conversion were in fact made into Common Stock and such Common Stock were sold at the high trade price on the trading day immediately preceding the date that the conversion notice is received (the "Green Floor").

Warrants

In prior years, the Company had issued warrants to purchase the Company's common stock at various prices in connection with certain research and development agreements and exclusive distribution agreements. The Company issued 366,113 shares of common stock in connection with the exercise of warrants during fiscal 1996. The Company received no proceeds upon the conversion of the warrants into common stock.

Stock Option Plans

The Company has stock option plans that provide for the granting of non-qualified and incentive stock options to employees, consultants, officers and directors. The Board of Directors determines the option price, the option term, and the vesting period for options granted. Incentive stock options are granted at a price not less than the fair market value on the date of grant. In June 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"), which initially provided for a maximum of 750,000 shares of common stock to be issued and sold under the plan. In August 1995, August 1997 and February 1998 the Board of Directors approved amendments to the 1993 Plan to increase the number of shares available for issuance under the plan by 750,000, 600,000 and 1,300,000 shares, respectively. On July 14, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan (the "1994 Plan"), which initially provided for a maximum of 750,000 shares of common stock to be issued and sold under the 1994 Plan. In May 1996 and October 1996 the Board of Directors approved amendments to the 1994 Plan to increase the number of shares available for issuance under the plan by 750,000 and 1,000,000 shares, respectively. In February 1998, the Board of Directors resolved that no additional shares would be issued under the 1994 Plan, that all future option grants would be issued under the 1993 Plan, and that the 1993 Plan would be administered in a broadly based fashion. In January 1997 and February 1998 the Company adopted the 1997 Key Man Stock Option Plan and Agreement, and the 1998 Key Man Stock Option Plan and Agreement, which provided for a maximum of 950,000 shares of common stock to be issued and sold. As of March 31, 1998, options to purchase an aggregate of 950,000 shares had been granted, and no further shares were available for grant

On September 12, 1996, the Board of Directors authorized a repricing program which allowed employees to elect to reprice all or some of their outstanding options, ranging in exercise price from $2.75 to $10.75 per share, to the September 12, 1996 closing price of $2.5625. Any options repriced may not be exercised until March 12, 1997. Options for approximately 2.1 million shares were repriced. On August 3, 1994, the Board of Directors authorized the repricing of approximately 746,000 stock options and the cancellation and re-grant of approximately 297,000 stock options ranging in price from $4.00 to $19.38 to the fair market value of $2.75 on that date. On June 20, 1997, the Board of Directors authorized a repricing program which allowed employees to elect to reprice all or some of their outstanding options, ranging in price from $2.00 to $8.25 per share, to the June 20, 1997 closing price of $1.25. Approximately 1.2 million shares were repriced.

A summary of activity for these stock option plans is as follows:


                                                                                  Price Range         Weighted Average
(in thousands, except price range of shares)              Number of Shares         of Shares          Price per Share
------------------------------------------------------- --------------------- --------------------- ---------------------
Outstanding at March 31, 1995                                   1,960            $2.75 - 10.75          $     ---
Granted                                                           798             5.50 -  7.38               6.25
Exercised                                                        (689)            2.75 -  5.75               3.10
Cancelled                                                        (250)            2.75 - 10.63               8.75
                                                               ------            -------------          ---------
Outstanding at March 31, 1996                                   1,819             2.75 - 10.75          $    4.50
Granted                                                         2,813             2.05 -  2.56               2.44
Exercised                                                        (154)            2.75 -  4.50               2.90
Cancelled                                                      (1,539)            2.50 - 10.63               5.95
                                                               ------            -------------          ---------
Outstanding at March 31, 1997                                   2,939             2.05 - 10.75          $    2.75
Granted                                                         2,282              .94 -  3.63               2.17
Exercised                                                        (448)             .94 -  5.50               2.82
Cancelled                                                        (942)             .94 - 10.75               3.25
                                                               ------            -------------          ---------
Outstanding at March 31, 1998                                   3,831            $ .94 -  7.37          $    3.07
                                                               ------            -------------          ---------

At March 31, 1998, there were approximately 1,797,000 shares available for grant. Options exercisable at March 31, 1998, 1997, and 1996 were approximately 335,000, 1,238,000, and 912,000, respectively. The Company also has stock option plans for non-employee directors. In September 1993, the Board of Directors approved, with subsequent ratification by the shareholders, the Company's 1993 Director Stock Option Plan, Under which options are granted at the fair market value at date of grant and are exercisable one year later. Each non-employee director received a grant of 5,000 options at the inception of the 1993 Director Stock Option Plan. Under that plan, each newly elected non-employee director received a grant of 5,000 options as of the first date of his or her election as a director. Every April 1, each non-employee director automatically received a grant of 5,000 additional options. In December 1997, the Board of Directors amended this plan, subject to shareholder approval, to provide that newly elected non-employee directors will receive a grant of 25,000 shares, and on each April 1 each non-employee director will automatically receive a grant of an additional 7,500 shares. During fiscal 1998 and 1997, no options were exercised. At March 31, 1998, there were options outstanding to purchase 145,000 shares and no shares were available for grant. Options exercisable at March 31, 1998, 1997, and 1996 were 15,000, 70,000, and 105,000, respectively.

Pro Forma Disclosure of the Effects of Stock-Based Compensation Plans: The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase plan.

Had compensation cost been determined based on the fair value at the grant dates for awards under those plans in fiscal 1998, 1997 and 1996 on a basis consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share on a fully diluted basis would have been as indicated below:


(in thousands, except per share amounts)                 1998         1997        1996
-------------------------------------------------      ---------   ----------    -------
Net income (loss) - as reported                        $   2,436   $  (29,550)   $   311
Net income (loss) - pro forma                              1,651      (29,858)       228
Earnings (loss) per share - as reported - Basic             0.11        (1.70)      0.02
Earnings (loss) per share - pro forma - Basic               0.09        (1.72)      0.02
As reported - diluted (except when anti-dilutive)           0.09        (1.70)      0.01
Pro forma-diluted (except when anti-dilutive)               0.07        (1.72)      0.01


Because SFAS No. 123 is only applicable to options granted subsequent to March 31, 1995, its pro forma effects will not be fully reflected until 1998. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


Expected life (years)                                          4            4          4
Risk-free interest rate                             5.47% - 6.83%        6.38%      5.79%
Volatility                                                  78.9%        73.8%      73.8%
Dividend yield                                                --           --         --


The weighted-average grant-date fair value of options granted during 1998, 1997 and 1996 was $1.11, $1.84 and $3.12, respectively. The following table summarizes information about stock options outstanding at March 31, 1998:


(in thousands, except price range of shares)                  Options Outstanding           Options Exercisable
------------------------------------------------------------- ------------------- ---------------------------------------
                                            Weighted Average
                      Number Outstanding       Remaining                               Number
Range of Exercise         at 3/31/98       Contractual Life    Weighted Average     Exercisable at      Weighted Average
Price                                         (in years)        Exercise Price          3/31/98         Exercise Price
-------------------- -------------------- ------------------- ------------------- ------------------- -------------------
$       0.94                615                9.1                 0.94                ---                 ---
$1.19 - 1.25               2001                8.8                 1.25                181                 1.25
$2.50 - 2.75                737                7.5                 2.69                139                 2.58
$3.13 - 3.63                461                9.7                 3.27                ---                 ---
$7.37 - 8.25                 17                8.0                 7.99                 15                 8.10


Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan allows eligible officers and employees to withhold up to 10% of their total compensation to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock on the date a one-year offering commences or the date an offering terminates, whichever is lower. On April 9, 1998, this plan was amended by the Board of Directors to provide that the final offering period will terminate on November 5, 1998, rather than April 30, 1999 as originally provided. Shares issued to employees during fiscal 1998, 1997, and 1996 were approximately 251,000, 183,000, and 157,000, respectively. At March 31, 1997, approximately 16,944,000 shares of common stock were reserved for issuance, primarily related to the Series B, Series C and Series D, various stock option plans, warrants, and the Employee Stock Purchase Plan.

Note 11 Employee Benefit Plans

The Company's retirement savings plan (401(k) plan) allows eligible employees to make tax-deferred contributions. Participants in the 401(k) plan may contribute up to 15% of their total annual compensation, not to exceed the specified statutory limit. Participants are 100% vested in their own contributions. The 401(k) plan permits, but does not require, the Company to make contributions to the 401(k) plan. The Company made no contributions during fiscal 1998, 1997 and 1996.

Note 12  Acquisition

On May 1, 1996, the Company purchased all of the outstanding equity securities of The Learning Alliance, Inc. ("TLA") for 341,500 shares of common stock, valued at $2.7 million. TLA provided sales training services and develops and markets related software for the sales force automation and integration marketplace. The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The acquisition resulted in goodwill of approximately $2.6 million. In December 1996, in order to allow the Company's management to focus on development of its core businesses, the Company decided to divest itself of TLA. TLA was sold in January 1997 for future royalty considerations and foregone severance payments. As a result of this decision, in December 1996 the Company recorded a write-down of approximately $2.3 million of goodwill which had been recorded in connection with the acquisition. The operating results of TLA, which were not material, have been included in the consolidated financial statements from the date of the acquisition to the date of disposition. Pro forma presentations have not been included as the acquisition was not material to the results of operations of the Company.

Note 13  Contingencies

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

Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment; however, approximately $1.1 million of the cash and cash equivalents balance at March 31, 1998 and 1997 has been restricted for potential payment of the German withholding taxes. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

Note 14  Industry Segment and Geographic Information

The Company operates in a single industry segment: developing and marketing integrated document publishing software and services worldwide. Information regarding geographic areas at March 31, 1998, 1997 and 1996, and for the years then ended is as follows:


(In thousands)
March 31, 1998 and for the year then ended               U.S.          Non-U.S.         Eliminations         Total
------------------------------------------------- ----------------- ----------------- ----------------- -----------------

Sales to unaffiliated customers                       $34,582           $17,080            $915              $52,577
Intercompany royalties and transfers                    4,610                 4          (4,614)                ---
Net revenues                                           39,192            17,084          (3,699)              52,577
Income (loss) from operations                           3,231            (1,784)            915                2,362
Identifiable assets                                    66,044            16,824         (43,480)              39,388
                                                       ------            ------         -------               ------




(in thousands)
March 31, 1997 and for the year then ended              U.S.          Non-U.S.          Eliminations         Total
------------------------------------------------- ----------------- ----------------- ----------------- -----------------
Sales to unaffiliated customers                       $39,558           $25,265            $---              $64,823
Intercompany royalties and transfers                    6,547               201          (6,748)                ---
Net revenues                                           46,105            25,466          (6,748)              64,823
Income (loss) from operations                         (21,025)           (7,594)            ---              (28,619)
Identifiable assets                                    58,575            19,288         (39,963)              37,900
                                                       ------            ------         -------               ------



(in thousands)
March 31, 1996 and for the year then ended              U.S.            Non-U.S.        Eliminations         Total
------------------------------------------------- ----------------- ----------------- ----------------- -----------------
Sales to unaffiliated customers                       $54,953           $33,604            $---              $88,557
Intercompany royalties and transfers                    8,770             ---            (8,770)                ---
Net revenues                                           63,723            33,604          (8,770)              88,557
Income (loss) from operations                           2,797            (2,764)             83                  116
Identifiable assets                                    63,734            17,590         (32,408)              48,916
                                                       ------            ------         -------               ------

Intercompany transfers between geographic areas are accounted for at prices that approximate prices charged to unaffiliated customers.

Note 15 Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income
(loss) per share:


                                               1998                   1997                  1996
                                               ----                   ----                  ----
Numerator:
Net Income                                   $2,436                 $(29,550)                $311
Preferred Stock Dividends:
Senior Series C Convertible                    (230)                    ---                   ---
6% Convertible                                 (228)                    ---                   ---
                                             ------                 --------               ------
                                               (458)                    ---                   ---
                                             ------                 --------               ------
Numerator for basic income (loss) per share:
income (loss) available to common
stockholders                                  1,978                  (29,550)                 311

Effect of dilutive securities
Senior Series C Convertible                     230                     ---                   ---
                                             ------                 --------               ------
Numerator for diluted income (loss) per share:
income (loss) available to common
stockholders after assumed conversion        $2,208                 $(29,550)                $311
                                             ------                 --------               ------
Denominator:
Denominator for basic income (loss) per share:
Weighted average shares                      17,857                   17,344               15,557
Effect of dilutive securities:
Employee stock options                        1,646                    ---                  1,005
Director stock options                         ---                     ---                     24
Employee stock purchase plan                    101                    ---                     54
Warrants                                         13                    ---                     97
Senior Series B Convertible Preferred Stock   1,158                    ---                  1,758
Senior Series C Convertible Preferred Stock   4,033                    ---                    ---
                                             ------                 --------               ------
Dilutive potential common shares              6,951                    ---                  2,938

Denominator for diluted income (loss) per share:
adjusted weighted average shares and assumed
conversions                                  24,808                  17,344                18,495
                                             ------                 --------               ------
                                             ------                 --------               ------
Basic income (loss) per share                 $0.11                  $(1.70)                $0.02
                                             ------                 --------               ------
                                             ------                 --------               ------
Diluted income (loss) per share               $0.09                  $(1.70)                $0.02
                                             ------                 --------               ------
                                             ------                 --------               ------

For additional disclosures regarding outstanding preferred stock, employee and director stock options, the employee stock purchase plan, and the warrants see
Note 10.

Options to purchase 2,185,000 shares of common stock were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In 1998, the Series D was not included in the computation of diluted earnings per share because the effect would be antidilutive. In 1997, no dilutive securities were included in the computation of diluted earnings per share because the Company had a net loss, and the effect would have been antidilutive.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Interleaf, Inc.

We have audited the accompanying consolidated balance sheets of Interleaf, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interleaf, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
---------------------
Boston, Massachusetts
May 13, 1998

                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (In thousands)



COL.  A                                 COL.  B         COL.  C.           COL.  D          COL.  E          COL.  F
---------------------------------- ----------------- ---------------- ----------------- ---------------- ----------------
Description                         Balance at        Additions to
                                    Beginning of      Costs and         Other Additions    Deductions      Balance at
                                    Period            Expenses          - Describe (1)     Describe (2)    End of Period
Year ended March 31, 1996:
 Deducted from asset accounts
 Allowance for doubtful accounts       $1,953             $630                 $300            $(1,188)        $1,695
                                       ------             ----                 ----            -------         ------
Year ended March 31, 1997:
 Deducted from asset accounts
 Allowance for doubtful accounts       $1,695             $304                 $---            $  (628)        $1,371
                                       ------             ----                 ----            -------         ------
Year ended March 31, 1998:
 Deducted from asset accounts
 Allowance for doubtful accounts       $1,371             $224                 $---            $  (231)        $1,364
                                       ------             ----                 ----            -------         ------


--------------------

(1) Reclassified to allowance for doubtful accounts from accrued expenses

(2) Write-off of uncollectible accounts receivable and effect of foreign exchange rate fluctuations

                 SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

The following summarizes unaudited selected quarterly results of operations for the years ended March 31, 1998 and 1997 and the market range for the Company's common stock for those periods:


(in thousands except for per share amounts)
Quarter ended                             June 30      September 30       December 31        March31          Year


FISCAL 1998

Revenues                                  $12,826         $13,118           $13,424           $13,209        $52,577
                                          -------         -------           -------           -------        -------
Gross Margin                                8,311           8,277             8,440             8,512         33,540
                                            -----           -----             -----             -----         ------
Net income                                    386             449               726               875          2,436
                                              ---             ---               ---               ---          -----
Net income per share: Basic                  0.02            0.03              0.04              0.04           0.11
                      Diluted                0.02            0.02              0.03              0.03           0.09
                                             ----            ----              ----              ----           ----
Common stock prices:
High                                      1 11/16           3 1/2           3 31/32             3 3/4
Low                                         29/32           1 7/16          2 5/8               2 3/4
                                            ----            ------          -------             -----
FISCAL 1997
Revenues                                  $19,054          $16,585          $15,348           $13,836 d      $64,823
                                          -------          -------          -------           -------        -------
Gross Margin                               11,920            9,405            8,842             6,552         36,719
                                           ------            -----            -----             -----         ------
Net income (loss)                          (3,800)         (10,327)a         (9,509)a, b       (5,914)a, c   (29,550)
                                           ------          -------           ------            ------        -------
Net income per share: Basic                 (0.22)           (0.59)           (0.54)            (0.35)         (1.70)
                      Diluted               (0.22)           (0.59)           (0.54)            (0.35)         (1.70)
                                            -----            -----            -----             -----          -----
Common stock prices:
High                                        8 7/8            5 3/8            3 3/8            2 7/16
Low                                         6 1/2            2 3/8            1 7/8            1 3/8
                                           ------           ------           ------            ------         -------




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

d.   Includes a $1.5 million reserve for sales allowances during the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" (except for the information contained under the subheadings "Compensation Committee Report" and "Stock Performance Graph") in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on August 24, 1998 (the "1998 Proxy Statement") to be filed with the SEC within 120 days from fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to "Executive Compensation," "Severance Plan and Change in Control," "Directors' Compensation," and "Ratification and Approval of the Amendment to the Company's 1993 Stock Option Plan" contained in the 1998 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to information contained in the table appearing under the heading "Principal Shareholders" contained in the 1998 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" contained in the 1998 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.


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

INTERLEAF, INC.


By:  /s/ Jaime W. Ellertson
   ------------------------
Jaime W. Ellertson, President and Chief Executive Officer

Dated: June 29, 1998

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


Signature                                   Capacity                                                  Date
---------                                   --------                                                  ----


-----------------------------
/s/ Jaime W. Ellertson                      President and Chief Executive Officer and                 June 29, 1998
Jaime W. Ellertson                          a Director (Principal Executive Officer)


-----------------------------
/s/ Peter J. Rice                           Vice President of Finance and Administration              June 29, 1998
Peter J. Rice                               Chief Financial Officer and Treasurer
                                            (Principal Financial and Accounting Officer)


-----------------------------
/s/ Rory J. Cowan                           Chairman of the Board of Directors                        June 29, 1998
Rory J. Cowan


-----------------------------
/s/ Frederick B. Bamber                     Director                                                  June 29, 1998
Frederick B. Bamber


-----------------------------
/s/ David A. Boucher                        Director                                                  June 29, 1998
David A. Boucher


-----------------------------
/s/ Marcia J. Hooper                        Director                                                  June 29, 1998
Marcia J. Hooper


-----------------------------
/s/ John A. Lopiano                         Director                                                  June 29, 1998
John A. Lopiano


-----------------------------
/s/ George D. Potter, Jr.                   Director                                                  June 29, 1998
George D. Potter, Jr.



                                  EXHIBIT INDEX



    Exhibit Number                                     Description                                     Method of Filing
----------------------- --------------------------------------------------------------------------- ------------------------

3(a)                    Restated Articles of Organization of the Company, as amended                         [xi]

3(b)                    By-Laws of the Company, as amended                                                    [v]

4(a)                    Specimen Certificate for Shares of the Company's Common Stock                        [ix]

4(b)                    Rights Agreement, dated July 15, 1988, between the Company and the First
                        National Bank of Boston                                                               [x]

10.01                   1994 Employee Stock Option Plan, as amended                                         [viii]

10.02                   1993 Incentive Stock Option Plan, as amended                                         [vi]

10.03                   Company's 1987 Employee Stock Purchase Plan, as amended                             [viii]

10.04                   Company's 1989 Officer and Employee Severance Benefit Plans                           [i]

10.05                   Company's 1993 Director Stock Option Plan                                             [v]

10.06                   Exclusive Marketing and Licensing Agreement, between Interleaf South
                        America, Ltd. and the Company, and related Option Agreement, dated March
                        31, 1989.                                                                             [i]

10.07                   Distribution and License Agreement between Interleaf Italia, S.r.l. and the Company, and related Joint Venture Agreement, dated October 31, 1988.
                                                                                                              [i]

10.08                   Preferred Stock Purchase Agreements, for the issuance of 2,142,857 shares of the Company's Senior Series B Convertible Preferred Stock, dated
                        September 29, 1989.                                                                  [ii]

10.09                   Notification to Preferred Shareholder of increase in conversion ratio,
                        dated May 18, 1992.                                                                  [iii]

10.10                   Lease of Prospect Place, Waltham, MA, between Prospect Place Limited
                        Partnership and Interleaf, Inc., and related Agreements, dated March 30,
                        1990.                                                                                [iv]

10.11                   Net Lease, dated  August 14, 1995, between Principal Mutual Insurance
                        Company and the Company.                                                             [vii]

10.12                   Sublease, dated September 15, 1995, between Parametric Technology
                        Corporation and the Company.                                                         [vii]

10.13                   Series C Preferred Stock Agreement between Interleaf, Inc. and Lindner
                        Investments, dated October 14, 1996.                                                [viii]




10.14                   Resignation Agreement and Release and Employment Agreement between Ed
                        Koepfler, the Company's former President and Chief Executive Officer, and the Company, dated  November 15, 1996, concerning his employment and
                        severance with the Company.                                                          [xi]

10.15                   Resignation Agreement and Release and Employment Agreement between G.
                        Gordon M. Large, the Company's former Executive Vice President of
                        Finance and Administration and Chief Financial Officer, and the Company,
                        dated November 12, 1996, concerning his employment and severance with the
                        Company.                                                                             [xi]

10.16                   Resignation Agreement and Release and Employment Agreement between Stan
                        Douglas, the Company's former Vice President of Engineering Operation, and the Company, dated November 15, 1996, concerning his employment and
                        severance with the Company.                                                          [xi]

10.17                   Terms of Engagement between the Company and Robert R. Langer, Vice
                        President of Finance and Administration and Chief Financial Officer,
                        dated December 30, 1996, concerning his employment with the Company.                 [xi]

10.18                   Offer Letter and Acceptance between Jaime W. Ellertson, the Company's
                        President and Chief Executive Officer, and the Company, dated January 9,
                        1997.                                                                                [xi]

10.19                   Offer Letter and Acceptance between Craig Newfield, the Company's Vice
                        President, General Counsel and Clerk, and the Company, dated October 3,
                        1997.                                                                              Included

10.20                   1997 Key Man Stock Option Plan and Agreement dated January 10, 1997                  [xii]

10.21                   1998 Key Man Stock Option Plan and Agreement dated February 23, 1998                 [xii]

10.22                   Offer Letter and Acceptance between Peter J. Rice, the  Company's Vice
                        President, Chief Financial Officer and Treasurer, and the Company, dated
                        February 23, 1998.                                                                 Included

21                      Subsidiaries of the Company                                                          [xiv]

23                      Consent of Independent Auditors                                                    Included

27                      Financial Data Schedule (Including fiscal years 1997 and 1996 restated)            Included

27.1                    Financial Data Schedule (Restated for fiscal year 1995)                            Included



--------------------

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

[vii] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-2, File Number 33-63785.

[viii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30, 1996, File Number 0-14713.

[ix] Incorporated herein by reference is the applicable Exhibit to Company's Registration Statement on Form S-1, File Number 33-5743.

[x] Incorporated herein by reference is Exhibit 1 to Company's Registration Statement on Form 8-A, filed July 27, 1988.

[xi] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1996, File Number 0-14713.

[xii] Incorporated herein by reference is the applicable Exhibit to the Company's Registration Statement on Form S-8, filed June 5, 1998, File Number 333-56145.

[xiii] Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended December 31, 1997, File Number 0-14713.

[xiv] Incorporated herein by reference is Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, File Number 0-14713.