Form 10-Q
period 1998-06-30
INTERLEAF INC /MA/
filed 1998-08-14
CIK 793604

]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-14713


                               Interleaf, Inc.

            (Exact name of Registrat as Specified in Its Charter)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 11, 1998 was 18,683,754.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        -----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at June 30, 1998 and March 31, 1998......................................    3

Consolidated statements of operations for the three months ended
June 30, 1998 and 1997 ...............................................................................   4

Consolidated statements of cash flows for the three months ended
June 30, 1998 and 1997 ...............................................................................   5

Notes to consolidated financial statements ...........................................................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations ............................................................................   8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ............................................................  11

SIGNATURES ...........................................................................................  12



PART I - FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS
                  --------------------

                        INTERLEAF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30, 1998       March 31, 1998
                                                                              -------------------- -------------------
       In thousands, except for share and per share amounts                                 (unaudited)
       ASSETS
       Current assets
       Cash and cash equivalents                                                       $   23,486          $   21,112
       Accounts receivable, net of reserve for doubtful accounts of $1,273
          at June 30, 1998 and $1,364 at March 31, 1998                                     8,416              12,706
       Prepaid expenses and other current assets                                              880                 838
                                                                                       ----------           ---------
       Total Current Assets                                                                32,782              34,656
       Property and equipment, net                                                          2,605               3,321
       Intangible assets, net                                                                 416                 583
       Other assets                                                                           417                 828
                                                                                       ----------          ----------
       Total Assets                                                                    $   36,220          $   39,388
                                                                                       ----------          ----------
                                                                                       ----------          ----------
       LIABILITIES and SHAREHOLDERS' EQUITY
       Current liabilities
       Accounts payable                                                                $    2,012          $    2,079
       Accrued expenses                                                                    11,025              11,657
       Unearned revenue                                                                    10,546              12,136
       Accrued restructuring                                                                1,353               2,143
                                                                                       ----------          ----------
       Total Current Liabilities                                                           24,936              28,015
       Long-term restructuring                                                              1,692               2,063
                                                                                       ----------          ----------
       Total Liabilities                                                                   26,628              30,078
                                                                                       ----------          ----------
       Shareholders' Equity
       Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
          Series A Junior Participating, none issued and outstanding
          Senior  Series  B  Convertible,  shares  issued  and  outstanding,
          861,911 at June 30, 1998 and March 31, 1998                                          86                  86
          Senior  Series  C  Convertible,  shares  issued  and  outstanding,
          1,010,348 at June 30, 1998 and March 31, 1998                                       101                 101
          Senior Series D 6%  Convertible,  shares  issued and  outstanding,
          7,463 at June 30, 1998 and 7,625 at March 31, 1998                                    1                   1
       Common  stock,  par  value  $.01  per  share,  authorized  50,000,000 shares,  issued and  outstanding,  18,507,993 at June 30, 1998 and
          18,155,309 at March 31, 1998                                                        185                 182
       Additional paid-in capital                                                          93,393              93,369
       Retained earnings (accumulated deficit)                                            (83,818)            (84,072)
       Cumulative translation adjustment                                                     (356)               (357)
                                                                                       ----------           ---------
       Total Shareholders' Equity                                                           9,592               9,310
                                                                                       ----------           ---------
       Total Liabilities and Shareholders' Equity                                      $   36,220           $  39,388
                                                                                       ----------           ---------
                                                                                       ----------           ---------



See notes to consolidated financial statements

                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Three months ended June 30
                                                                           -------------------------------------------
                                                                                   1998                  1997
                                                                                   ----                  ----
                                                                                          (unaudited)
         In thousands, except for per share amounts

         Revenues:
         Products                                                                  $     2,227           $    2,742
         Maintenance                                                                     5,848                6,650
         Services                                                                        2,933                3,434
                                                                                   -----------           ----------
         Total revenues                                                                 11,008               12,826
                                                                                   -----------           ----------
         Costs of Revenues:
         Products                                                                          636                  730
         Maintenance                                                                       825                  946
         Services                                                                        2,697                2,839
                                                                                   -----------           ----------
         Total costs of revenues                                                         4,158                4,515
                                                                                   -----------           ----------
         Gross margin                                                                    6,850                8,311
                                                                                   -----------           ----------
         Operating Expenses:
         Selling, general and administrative                                             4,970                5,557
         Research and development                                                        1,773                2,451
                                                                                   -----------           ----------
         Total operating expenses                                                        6,743                8,008
                                                                                   -----------           ----------
         Income from operations                                                            107                  303
         Other income                                                                      147                   83
                                                                                   -----------           ----------
         Income before income taxes                                                        254                  386
         Provision for income taxes                                                         --                   --
                                                                                   -----------           ----------
         Net Income                                                                        254                  386
         Dividends on Preferred Stock                                                     (574)                 ---
                                                                                   -----------           ----------
         Net income (loss) applicable to common shareholders                       $      (320)          $      386
                                                                                   -----------           ----------
                                                                                   -----------           ----------
         Income (loss) Per Share:
         Basic                                                                     $     (0.02)          $     0.02
                                                                                   -----------           ----------
                                                                                   -----------           ----------
         Diluted                                                                   $     (0.02)          $     0.02
                                                                                   -----------           ----------
                                                                                   -----------           ----------
         Shares used in computing basic income (loss) per share                         18,378               17,624
                                                                                   -----------           ----------
                                                                                   -----------           ----------
         Shares used in computing diluted income (loss) per share                       18,378               22,979
                                                                                   -----------           ----------
                                                                                   -----------           ----------



See notes to consolidated financial statements.

                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      Three months ended June 30
                                                                                  ----------------------------------
                                                                                              (unaudited)
                                                                                      1998                  1997
                                                                                  -------------         ------------

         In thousands
         Cash Flows from Operating Activities:
         Net income                                                                   $    254         $        386
         Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization expense                                             688                  997

         Changes in assets and liabilities:
           Decreases in accounts receivable, net                                         4,306                3,437
           (Increase) decrease in other assets                                             323                 (28)
           Decreases in accounts payable and accrued expenses                            (708)              (1,840)
           Decreases in unearned revenue                                               (1,612)              (1,283)
           Decreases in other liabilities                                                (931)                (999)
                                                                                      --------             ---------
           Net cash provided by operating activities                                     2,320                  670
                                                                                      --------             ---------
         Cash Flows from Investing Activities:
         Capital expenditures, net                                                        (92)                (122)
                                                                                      --------             ---------
           Net cash used in investing activities                                          (92)                (122)
                                                                                      --------             ---------
         Cash Flows from Financing Activities:
         Net proceeds from issuance of common stock                                         26                  236
                                                                                      --------             --------
           Net cash provided by financing activities                                        26                  236
                                                                                      --------             --------
         Effect of exchange-rate changes on cash                                           120                (102)
                                                                                      --------             --------
         Net increase in cash and cash equivalents                                       2,374                  682
         Cash and cash equivalents at beginning of period                               21,112               17,349
                                                                                      --------             --------
         Cash and cash equivalents at end of period                                  $  23,486            $  18,031
                                                                                     ---------            ---------
                                                                                     ---------            ---------




See notes to consolidated financial statements

INTERLEAF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

2.  Recently Issued Accounting Standards

Effective April 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 did not have a material impact on the Company's revenue recognition policies for the quarter ended June 30, 1998.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in cumulative translation adjustments during the period. Total comprehensive income for the quarter ended June 30, 1998 was $0.3 million, which was not materially different from net income. For the quarter ended June 30, 1997, total comprehensive income was $0.3 million, which also was not materially different from net income.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (April 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effect of implementing this standard.

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                     Three months ended
                                                                                          June 30,
                                                                                  1998               1997
                                                                                --------            -------
In thousands, except for per share amounts
Numerator:
   Net Income                                                                    $   254             $   386
                                                                                 -------             -------
Preferred Stock Dividends:
   Senior Series C Convertible                                                     (126)                  --
   Senior Series D Convertible                                                     (112)                  --
Preferred Stock Deemed Dividend:
   Senior Series D Convertible                                                     (336)                  --
                                                                                 -------             -------
                                                                                   (574)                  --
                                                                                 -------             -------
Numerator for basic income (loss) per share:
   Net income (loss) available to common stockholders                              (320)                 386
                                                                                 -------             -------
                                                                                 -------             -------
Denominator:
   Denominator for basic earnings per share:
   Weighted average shares                                                        18,378              17,624
                                                                                 -------             -------

Effect of dilutive securities:
   Series B Convertible Preferred Stock                                              -0-               1,158
   Series C convertible Preferred Stock                                              -0-               4,025
   Stock options                                                                     -0-                 147
   Stock purchase plan rights                                                        -0-                 -0-
   Warrants                                                                          -0-                  25
                                                                                 -------             -------
Dilutive potential common shares                                                     -0-               5,355

Denominator for diluted earnings per share
adjusted weighted average shares and assumed conversions                          18,378              22,979
                                                                                 -------             -------
                                                                                 -------             -------
Basic earnings (loss) per share                                                $  (0.02)             $  0.02
                                                                                 -------             -------
                                                                                 -------             -------
Diluted earnings (loss) per share                                              $  (0.02)             $  0.02
                                                                                 -------             -------
                                                                                 -------             -------


For the three months ended June 30, 1998, potential common shares of 9,981 were excluded from the computation of diluted earnings per share because the Company had a net loss applicable to common shareholders, and the effect would have been antidilutive.

4.   Credit Agreement

     At June 30, 1998 and March 31, 1998, the Company had an equipment letter of credit for $0.5 and $0.6 million, respectively, which was secured by the equivalent amount of cash. This letter of credit expires on July 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

Results of Operations

Overview

The Company reported net income of $0.3 million on total revenues of $11.0 million for its first quarter ended June 30, 1998. During the first quarter of fiscal 1999, the Company recorded dividends of $0.3 million on its Senior Series C and Senior Series D preferred stock, and a non-cash deemed dividend of $0.3 million on its Senior Series D preferred stock. Therefore, after dividends on preferred stock, the Company's net loss applicable to common shareholders was $0.3 million. This compares with net income of $0.4 million on total revenues of $12.8 million for the first quarter of fiscal 1998. Since there were no dividends on preferred stock in the prior year's first quarter ending June 30, 1998, the net income applicable to common shareholders remained at $0.4 million.

The decline of $1.8 million (14%) in revenue in the first quarter of fiscal 1999 compared to the same period in fiscal 1998 was due to a decrease in product revenue and the related impact on maintenance and service revenue. This revenue decline has been caused by the ongoing maturation of the market for complex authoring products and the increasing popularity of low-end versions of Windows-based authoring software. The Company has continued its efforts to focus on developing a new content management product family, targeted toward its customers' extended enterprise.

Revenues

Product: Total product revenue decreased by $0.5 million (19%) in the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. Product revenues represented 20% and 21% of total revenues in the first quarter of fiscal 1999 and 1998, respectively. Revenue declined in all geographic regions. The continuing trend in the reduction in product revenue is due to two factors. The first is the decline in licensing of the Company's UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based publishing software. The second factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue.

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

Maintenance: Maintenance revenue decreased by $0.8 million (12%) in the first quarter of fiscal 1999 compared to the same period in fiscal 1998. Maintenance revenues comprised 53% and 52% of total revenues in the first quarter of fiscal 1999 and 1998, respectively. Revenue declined in all geographic regions. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new content management products. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry and a reduction in customers' perceived value of maintenance services.

Services: Services revenue, consisting of consulting and customer training revenue, decreased by $0.5 million (15%) in the first quarter of fiscal 1999 compared to the same period in fiscal 1998. Services revenue represented 27% of total revenues in the first quarter of both fiscal 1999 and 1998. Revenue declined in all geographic regions. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting and training contracts based on the introduction and success of new products.

Fiscal 1999: During fiscal 1999, the Company plans to develop and release several upgrades to its traditional products. The Company also plans to develop product offerings which address at least two vertical segments of the content management market. Growth in revenues during fiscal 1999 and fiscal 2000 will be largely dependent on the introduction and customer acceptance of the new and enhanced software products planned to be released in fiscal 1999 and the following year, and the Company's success in leveraging software products with services to provide content management solutions to its customers, improving sales force productivity and the effectiveness of the Company's investment in marketing and lead generation programs. If the Company is unable to grow or stabilize its revenues in fiscal 1999, further expense reductions will be necessary in order to sustain profitable operations.

Costs of Revenues

Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues decreased by $0.1 million (13%) compared to the same period in fiscal 1998. Cost of product revenues as a percentage of product revenues was 29% compared to 27% for the same period in fiscal 1998. The cost of maintenance revenue declined by $0.1 million (13%) compared to the same period in fiscal 1998. Cost of maintenance revenues as a percentage of maintenance revenues was 14% for the first quarter of both fiscal 1999 and 1998. The cost of services revenue declined by $0.1 million (5%) for the first quarter compared to the same period in fiscal 1998. Cost of services revenue as a percentage of services revenue was 92% for the first quarter compared to 83% for the same period in fiscal 1998. The decline in the costs of revenues was impacted by the year-to-year decline in product and services revenues.

Operating Expenses

Selling, general and administrative ("SG&A") expenses decreased by $0.6 million (11%) for the first quarter compared to the same period in fiscal 1998. The decline was primarily due to continued focus on stringent cost controls by management.

Research and Development ("R&D") expenses consist primarily of personnel and related overhead expenses to support product development. R&D expenses decreased by $0.7 million (28%) for the first quarter compared to the same period in fiscal 1998. Much of the decline was caused by a reduction in facility costs when the R&D employees moved to less expensive facilities. No software development costs were capitalized in the first quarter of fiscal 1999 or in the first quarter of fiscal 1998.

Liquidity and Capital Resources

The Company had approximately $23.5 million of cash and cash equivalents at June 30, 1998, an increase of $2.4 million from March 31, 1998. The net increase was the result of cash provided by operations, primarily from collections of accounts receivable, partially offset by reductions in unearned revenue, other liabilities, and accounts payable and accrued expenses. At June 30, 1998 and March 31,

1998, the Company had approximately $1.0 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. The Company believes its current cash balances and cash generated from operations, offset by restructuring payments, will be sufficient to meet the Company's liquidity needs for fiscal 1999.

Year 2000

The Company has undertaken a comprehensive evaluation of its internal information systems in order to evaluate those modifications which will be required in order to address Year 2000 functionality and other operational deficiencies. This review is substantially complete, and the Company has estimated that the cost or risk which may be associated with its Year 2000 or other internal operational issues is not material. The Company expects to upgrade certain hardware and software during fiscal year 1999 in order to become compliant. The estimated cost of these upgrades is less than $0.5 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual future results may differ materially from the projections or suggestions made in such forward-looking statements.

Factors which might cause actual future results to differ materially from those projected in the forward-looking statements contained herein include the following: The Company's ability to develop and market new and enhanced products, particularly the Company's content management products and services; delays in the development and introduction of such new and enhanced products and services; failure to achieve customer and market acceptance of the Company's new and enhanced products and services; delays in the growth and development of market demand for content management software products; inability to increase maintenance contract revenue related to content management products; inability to increase revenue from consulting and training contracts with respect to the introduction of new products; inability to improve sales force productivity; the Company's ability to keep pace with the rapid technological change in its industry and compete with companies which have greater market penetration, and greater financial, technical and marketing resources; failure to adequately protect the Company's intellectual property; inability to successfully leverage the Company's software products with services to provide content management solutions to its customers; inability to establish or maintain strategic relationships with companies with outsourcing or service bureau businesses and with companies that have presence and publishing expertise in the financial services market; the inability of the Company to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies; and failure to integrate the operations, information systems and personnel of any acquired businesses. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" on pages 13-15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a)       Exhibits

          Exhibit Number                         Description
          --------------                         -----------

               3(a)                    Restated Articles of Organization of the
                                       Company, as amended (incorporated herein
                                       by reference to the applicable Exhibit in
                                       the Company's Quarterly Report on Form
                                       10-Q for the quarter ended December 31,
                                       1996)

               3(b)                    By-Laws of the Company, as amended
                                       (incorporated herein by reference to the applicable Exhibit to the Company's
                                       Annual Report on From 10-K for the year
                                       ended March 31, 1994)

               4(a)                    Specimen Certificate for Shares of the
                                       Company's Common Stock (incorporated
                                       herein by reference to the applicable
                                       Exhibit to the Company's Registration
                                       Statement on Form S-1, File No. 33-5743)

               4(b)                    Rights Agreement, dated July 15, 1998,
                                       between the Company and the First
                                       National Bank of Boston (incorporated
                                       herein by reference to Exhibit 1 to the
                                       Company's Registration Statement on Form
                                       8-A filed July 27, 1988)

                27                     Financial Data Schedule



(b) A Current Report on Form 8-K was filed by the Company on July 13, 1998, reporting under Item 4 , a change in the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1998



                                           /s/ Peter J. Rice
                                   --------------------------------------------
                                   Peter J. Rice,
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)