Form 10-Q
period 1998-09-30
INTERLEAF INC /MA/
filed 1998-11-16
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-14713

                                   Interleaf
                                Interleaf, Inc.
                    (Exact Name of Registrant as Specified)
                                in Its Charter)


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

                                    Yes  X   No
                                        ---      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 13, 1998 was 18,962,386.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                            TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated balance sheets at September 30, 1998 and March 31, 1998.................................    3

Consolidated statements of operations for the three and six months ended
September 30, 1998 and 1997 ..........................................................................   4

Consolidated statements of cash flows for the six months ended
September 30, 1998 and 1997 ..........................................................................   5

Notes to consolidated financial statements ...........................................................   6


Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................................................   9



PART II - OTHER INFORMATION


Item 4 - Submission of Matters to Vote of Security Holders ...........................................  15

Item 5 - Other Information ...........................................................................  16

Item 6 - Exhibits and Reports on Form 8-K ............................................................  16


SIGNATURES ...........................................................................................  17

PART I - FINANCIAL INFORMATION

     ITEM 1   FINANCIAL STATEMENTS

                        INTERLEAF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        September 30,1998       March 31, 1998
                                                                        -----------------      ---------------
       In thousands, except for share and per share amounts                            (unaudited)

ASSETS
Current assets
Cash and cash equivalents                                                     $    16,787          $    21,112
Accounts  receivable,  net of reserve for doubtful accounts of $1,119               9,979               12,706
   at September 30, 1998 and $1,364 at March 31, 1998
Prepaid expenses and other current assets                                           2,315                  838
                                                                              -----------          -----------
Total Current Assets                                                               29,081               34,656
Property and equipment, net                                                         2,446                3,321
Intangible assets, net                                                              2,017                  583
Other assets                                                                          398                  828
                                                                              -----------          -----------
Total Assets                                                                  $    33,942          $    39,388
                                                                              -----------          -----------
                                                                              -----------          -----------

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                              $     2,334          $     2,079
Accrued expenses                                                                   13,403               11,657
Unearned revenue                                                                    8,527               12,136
Accrued restructuring                                                               1,202                2,143
                                                                              -----------          -----------
Total Current Liabilities                                                          25,466               28,015
Long-term restructuring                                                             1,440                2,063
                                                                              -----------          -----------
Total Liabilities                                                                  26,906               30,078
                                                                              -----------          -----------

Shareholders' Equity
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
   Series A Junior Participating, none issued and outstanding
   Senior Series B Convertible, shares issued and outstanding,                         86                   86
   861,911 at September 30, 1998 and March 31, 1998
   Series C Convertible, shares issued and outstanding, 1,010,348 at                  101                  101
   September 30, 1998 and March 31, 1998
   Series D 6% Convertible, shares issued and outstanding, 6,987 at                     1                    1
   September 30, 1998 and 7,625 at March 31, 1998
Common  stock, par value $.01 per share, authorized 50,000,000                        188                  182
   shares, issued and outstanding, 18,834,924 at September 30, 1998 and 18,155,309 at March 31, 1998
Additional paid-in capital                                                         93,187               93,369
Retained earnings (accumulated deficit)                                           (86,389)             (84,072)
Cumulative translation adjustment                                                    (138)                (357)
                                                                              -----------          -----------
Total Shareholders' Equity                                                          7,036                9,310
                                                                              -----------          -----------
Total Liabilities and Shareholders' Equity                                    $    33,942          $    39,388
                                                                              -----------          -----------
                                                                              -----------          -----------


See notes to consolidated financial statements

                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended September 30   Six months ended September 30
                                                -------------------------------   -----------------------------
                                                     1998               1997          1998              1997
                                                     ----               ----          ----              ----
                                                            (unaudited)                    (unaudited)
In thousands, except for per share amounts
Revenues:
Products                                           $  1,658         $  3,158         $  3,885         $  5,900
Maintenance                                           5,168            6,695           11,016           13,344
Services                                              3,184            3,265            6,117            6,700
                                                   --------         --------         --------         --------
Total revenues                                       10,010           13,118           21,018           25,944
                                                   --------         --------         --------         --------

Costs of Revenues:
Products                                                636              952            1,272            1,682
Maintenance                                             752            1,012            1,576            1,958
Services                                              2,969            2,877            5,667            5,716
                                                   --------         --------         --------         --------
Total costs of revenues                               4,357            4,841            8,515            9,356
                                                   --------         --------         --------         --------

Gross margin                                          5,653            8,277           12,503           16,588
                                                   --------         --------         --------         --------

Operating Expenses:
Selling, general and administrative                   5,393            5,475           10,363           11,032
Research and development                              2,059            2,316            3,832            4,767
Purchased in process research & development             990             --                990             --
                                                   --------         --------         --------         --------
Total operating expenses                              8,442            7,791           15,185           15,799
                                                   --------         --------         --------         --------


Income (loss) from operations                        (2,789)             486           (2,682)             789

Other income expenses                                   244              (37)             391               46
                                                   --------         --------         --------         --------

Income (loss) before income taxes                    (2,545)             449           (2,291)             835

Provision for income taxes                               25             --                 25             --
                                                   --------         --------         --------         --------


Net Income (loss)                                  $ (2,570)        $    449         $ (2,316)        $    835

Dividends on Preferred Stock                           (518)            --             (1,092)            --
                                                   --------         --------         --------         --------

Net income (loss) applicable to common
shareholders                                       $ (3,088)        $    449         $ (3,408)        $    835
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------
INCOME PER SHARE:
Basic                                              $  (0.16)        $   0.03         $  (0.18)        $   0.05
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------
Diluted                                            $  (0.16)        $   0.02         $  (0.18)        $   0.03
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------


Shares used in computing income per share
Basic                                                18,721           17,757           18,550           17,691
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------

Diluted                                              18,721           24,820           18,550           23,900
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------


                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                              Six months ended September 30
                                                              -----------------------------
                                                                        Unaudited
                                                                        ---------
                                                                   1998           1997
                                                                 --------       --------
In thousands

Cash Flows from Operating Activities:
Net income                                                       $ (2,316)      $    835
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense                               1,377          2,030
Purchased in-process research & development                           990           --

Changes in assets and liabilities, net of amounts acquired:
  Decreases in accounts receivable, net                             3,926          1,888
  Decreases in other assets                                           (24)          (619)
  Decreases in accounts payable and accrued expenses                 (378)        (2,310)
  Decreases in unearned revenue                                    (3,793)        (3,769)
  Decreases in other liabilities                                   (1,298)        (1,692)
   Other, net                                                         (84)           278
                                                                 --------       --------
  Net cash used in operating activities                            (1,600)        (3,359)
                                                                 --------       --------

Cash Flows from Investing Activities:
Capital expenditures, net                                            (414)          (655)
Acquisitions, net of cash acquired                                 (2,731)          --
                                                                 --------       --------
  Net cash used in investing activities                            (3,145)          (655)
                                                                 --------       --------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                           --              597
Repayment of long-term debt & capital leases                         --              (20)

Dividends Paid                                                       (251)          --
                                                                 --------       --------
  Net cash (used in) provided by financing activities                (251)           577
                                                                 --------       --------

Effect of exchange-rate changes on cash                               671           (534)
                                                                 --------       --------
Net increase (decrease) in cash and cash equivalents               (4,325)        (3,971)

Cash and cash equivalents at beginning of period                   21,112         17,349
                                                                 --------       --------


Cash and cash equivalents at end of period                       $ 16,787       $ 13,378
                                                                 --------       --------
                                                                 --------       --------


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

2.   Recently Issued Accounting Standards

Effective April 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which provides guidance for applying generally accepted accounting principles on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 did not have a material impact on the Company's revenue recognition for the quarter or six month period ended September 30, 1998.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in cumulative translation adjustments during the period. Total comprehensive income for the quarter ended September 30, 1998 was a loss of $2.4 million. For the six months ended September 30,1998, total comprehensive income was a loss of $2.1 million. For the quarter and six months ended September 30, 1997, total comprehensive income was $.3 million and $.7 million respectively.

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

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:


                                                                 Three Months                  Six Months
                                                              ended September 30,          ended September 30,
                                                              1998           1997           1998          1997
                                                              ----           ----           ----          ----
In thousands, except for per share amounts

Numerator:
Net Income                                                  $ (2,570)      $    449       $ (2,316)      $    835
                                                            --------       --------       --------       --------
Preferred Stock Dividends:
   Series C Convertible                                         (126)          --             (252)          --
   Series D Convertible                                          (56)          --             (168)          --
Preferred Stock Deemed Dividend:
   Series D Convertible                                         (336)          --             (672)          --
                                                            --------       --------       --------       --------

                                                                (518)          --           (1,092)          --
                                                            --------       --------       --------       --------


Numerator for basic (loss) income per share:
Net (loss) income available to common stockholders          $ (3,088)      $    449       $ (3,408)      $    835
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------
Denominator:
   Denominator for basic earnings per share:
   Weighted average shares                                    18,721         17,757         18,550         17,691
                                                            --------       --------       --------       --------


Effect of dilutive securities:
   Senior Series B Convertible Preferred Stock                  --            1,158           --            1,158
   Series C Convertible Preferred Stock                         --            4,025           --            4,025
   Stock options                                                --            1,818           --              983
   Stock purchase plan rights                                   --               62           --               31
   Warrants                                                     --             --             --               13
                                                            --------       --------       --------       --------
Dilutive potential common shares                                --            7,063           --            6,209

Denominator for diluted earnings per share
adjusted weighted average share and assumed conversion        18,721         24,820         18,550         23,900
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------

Basic (loss) earnings per share                             $  (0.16)      $   0.03       $  (0.18)      $   0.05
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------

Diluted (loss) earnings per share                           $  (0.16)      $   0.02       $  (0.18)      $   0.03
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------



For the three and six months ended September 30, 1998, potential common shares of 10,464 and 10,222, respectively were excluded from the computation of diluted earnings per share because the Company had a net loss applicable to common shareholders, and the effect would have been antidilutive.

4.   Acquisitions

     Effective August 31, 1998, the Company purchased 100% of the outstanding common shares of PDR Automated Systems and Publications, Inc. ("PDR"). PDR provides outsourcing services for the development, management and distribution of information, and has developed certain technology surrounding image processing. The acquisition will be accounted for as a purchase business combination and, therefore, the operating results of PDR have been included in the Consolidated Statement of Operations since the date of acquisition. The Company paid cash of $2.9 million and, depending upon certain financial contingencies, may pay an additional $3.0 million or more, payable in stock, except that the Company may pay in cash under certain circumstances. A minimum contingent payment of $.7 million is included in accrued expenses in the accompanying balance sheet as part of the initial purchase price. The Company recorded costs associated with the acquisition of $.1 million related to valuation services, legal and audit fees.

     In connection with this acquisition, the acquired net tangible assets of PDR were recorded at $1.3 million, which approximates fair value. The Company has also recorded $1.6 million of goodwill and other intangibles, and $.8 million of purchased in-process research and development. It has been determined that technological feasibility of the in-process technology purchased has not been established and the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased research and development of approximately $.8 million. The goodwill and other intangibles will be amortized on a straight line basis over estimated useful lives ranging up to ten years.

     The following pro-forma results of operations combine the operations of the Company and PDR as if the combination had occurred at the beginning of each period. The results for the three and six months ended September 30, 1997 exclude the impact of $.8 million of purchased in-process research and development cost. Inclusion of this amount would have resulted in a decrease of $.05 and $.04 for basic and diluted earnings per share, respectively, for the three months ended September 30, 1997, and a decrease of $.05 and $.03 for basic and diluted earnings per share, respectively, for the six months ended September 30, 1997.

                                          Three months ended      Six months ended
                                          9/30/98    9/30/97     9/30/98    9/30/97
Amounts in thousands, except per share    -------    -------     -------    -------
Revenue                                   $10,862    $14,673     $23,500    $28,864
                                          -------    -------     -------    -------
                                          -------    -------     -------    -------

Net income (loss) applicable to common
stockholders                              $(3,111)      $553     $(3,269)    $1,008
                                          -------    -------     -------    -------
                                          -------    -------     -------    -------

Earning per share:
   Basic                                    $(.17)      $.03       $(.18)      $.06
                                          -------    -------     -------    -------
                                          -------    -------     -------    -------
   Diluted                                  $(.17)      $.02       $(.18)      $.04
                                          -------    -------     -------    -------
                                          -------    -------     -------    -------

     Effective September 11, 1998, the Company acquired the Panorama and CD Web Publishing product lines from Softquad Inc. for $.4 million. The acquisition provides the Company with products which are complementary to its existing complex publishing product line and in-process technologies which are expected to contribute to the development of the Company's new content management products. The total fair value of the assets acquired was approximately $.1 million.

     In connection with this acquisition, it has been determined that technological feasibility of the in-process technology purchased has not been established and the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased research and development of approximately $.2 million. The excess of purchase price over the fair value of the assets acquired ($.1 million) has been recorded as goodwill, and will be amortized on a straight line basis over five years. This acquisition is not considered material to the Company's financial position or results of operation.

5.   Credit Agreement

     At September 30, 1998 and March 31, 1998, the Company had an equipment letter of credit for $0.5 and $0.6 million, respectively, which was secured by the equivalent amount of cash. This letter of credit expires on July 31, 1999.

6.    Subsequent Events

     Subsequent to the end of the second quarter, the Company redeemed 100% of its Series C Convertible Preferred Stock ("Series C Stock") for $1.6 million. Additionally, dividends accrued at September 30, 1998 totaling $.3 million will not be paid. For purposes of the 1998 third quarter basic earnings per share calculation, this redemption will result in $8.7 million being added to net income to arrive at net income available to common shareholders. The $8.7 million represents the excess of the carrying amount of the Series C Stock over the fair value of the consideration paid by the Company.

     On November 4, 1998, the Company reached agreement with the holders of 79% of the 6% Convertible Preferred Stock ("Series D Stock") outstanding, under which all of the Series D Stock held by such persons will be converted into cash and Common Stock of the Company. There are currently 6,987 shares of Series D Stock outstanding, and the Company has reached agreement with the holders of 5,487 of such shares. Under this agreement, all 5,487 shares of the Series D Stock held by them will be converted into a total of approximately $2.2 million in cash and approximately 3.5 million shares of Common Stock. The shares of Common Stock issued upon conversion shall be held by the Series D stockholders subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D Stock was originally issued.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company reported a net loss of $2.6 million on revenues of $10.0 million for its second quarter and a net loss of $2.3 million on revenues of $21.0 million for the six months ended September 30, 1998. The Company has recorded preferred stock dividends of $.5 million and $1.1 million for the second quarter and six months ended September 30, 1998, respectively. Therefore, after dividends on preferred stock, the Company's net loss applicable to common shareholders was $3.1 million and $3.4 million for the second quarter and six months ended September 30, 1998, respectively. This compares with net income of $.4 million on revenues of $13.1 million and $.8 million on revenues of $25.9 million for the same periods during the prior year. The Company did not record dividends in the second quarter or the six months ended September 30, 1997. Therefore, net income applicable to common shareholders was $.4 million and $.8 million, respectively, for those periods.

Much of the decline in revenue is due to a decrease in product revenue and the related decline in maintenance and service revenue caused by the continuing maturation and saturation of the market for complex authoring products and the increasing popularity of low-end versions of Windows-based authoring software. The Company has continued its efforts to focus on developing a new content management product family, targeted to its customers' extended enterprises.

Effective August 31, 1998, the Company purchased 100% of the outstanding common shares of PDR Automated Systems and Publications, Inc. ("PDR"). PDR provides outsourcing services for the development, management and distribution of information, and has developed certain technologies surrounding image processing. The acquisition will be accounted for as a purchase business combination and, therefore, the operating results of PDR have been included in the Consolidated Statement of Operations since the date of acquisition. The Company paid cash of $2.9 million and, depending upon certain financial contingencies, may pay an additional $3.0 million or more, payable in stock, except that the Company may pay in cash under certain circumstances. A minimum contingent payment of $.7 million is included in accrued expenses in the accompanying balance sheet as part of the initial purchase price. The Company recorded costs associated with the acquisition of $.1 million related to valuation services, legal and audit fees.

In connection with this acquisition, the acquired net tangible assets of PDR were recorded at $1.3 million, which approximates fair value. The Company has also recorded $1.6 million of goodwill and other intangibles and $.8 million of purchased in-process research and development. It has been determined that technological feasibility of the in-process technology purchased has not been established and the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased research and development of approximately $.8 million. The goodwill and other intangibles will be amortized on a straight line basis over estimated useful lives ranging up to ten years.

Effective September 11, 1998, the Company acquired the Panorama and CD Web Publishing product lines from SoftQuad Inc. for $.4 million. The acquisition provides the Company with products which are complementary to its existing complex publishing product line and in-process technologies which are expected to contribute to the development of the Company's new content management products. The total fair value of the assets acquired approximated $.1 million.

In connection with this acquisition, it has been determined that technological feasibility of the in-process technology purchased has not been established and the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased research and development of approximately $.2 million. The excess of purchase price over the fair value of the assets acquired ($.1 million) has been recorded as goodwill, and will be amortized on a straight line basis over five years. This acquisition is not considered material to the Company's financial position or results of operation.

Revenues

Product: The product revenue decreased by $1.5 million (47%) and $2.0 million (34%) for the second quarter and six months ended September 30, 1998, respectively, compared with the same periods in fiscal 1998. The continuing trend of reduction in product revenue is due to two factors. The first factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue. The second factor is the decline in licensing of the Company's UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based publishing software.

The Company is refocusing its business strategy on providing a new family of content management products targeted toward specific vertical markets. While the Company has built well-accepted integrated document publishing based solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell content management products. There is no assurance that the Company will be successful in implementing its strategy and, therefore, the Company is unable to predict if or when product revenues will stabilize or grow. Additionally, since the Company's services and maintenance revenue are largely dependent on new product licenses, these revenue components have also experienced downward pressure. This trend will continue unless product revenue stabilizes.

Maintenance: Maintenance revenue decreased by $1.5 million (23%) and $2.3 million (17%) for the second quarter and six months ended September 30, 1998, respectively, compared with the same periods in fiscal 1998. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new content management products. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry and a reduction in customers' perceived value of maintenance services.

Services: Service revenue, consisting of consulting and training revenue, decreased by $.1 million (2%) and $.6 million (9%) for the second quarter and six months ended September 30, 1998, respectively, compared with the same periods in fiscal 1998. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting and training contracts based on the introduction and success of new products.

Fiscal 1999: During the balance of fiscal 1999, the Company plans to develop and release several upgrades to its traditional products. The Company also plans to develop product offerings which address at least two vertical segments of the content management market. Growth in revenues during fiscal 1999 and fiscal 2000 will be largely dependent on the introduction and customer acceptance of the new and enhanced software products planned to be released in fiscal 1999 and the following year, and the Company's success in leveraging software products with services to provide content management solutions to its customers, improving sales force productivity and the effectiveness of the Company's investment in marketing and lead generation programs. If the Company is unable to grow or stabilize its revenues in fiscal 1999, further expense reductions will be necessary in order to sustain profitable operations. As part of its strategy to increase revenues, the Company acquired PDR and acquired the Panorama and CD Web Publishing product lines of SoftQuad Inc. The acquisition of PDR also provides the Company with in-process development of certain technology surrounding image processing that is expected to result in a completed product in fiscal 2000 and may be incorporated into a content management software product currently under development. The acquisition of the Panorama and CD Web Publishing product line complements the Company's existing complex publishing products, and provides technologies and resources to be used in the development of content management products. The technologies acquired from this acquisition are expected to shorten the development cycle of the Company's new content management products.

Costs of Revenues

Cost of product revenue includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues decreased by $.3 million (33%) and $.4 million (24%) for the second quarter and six months ending September 30, 1998 compared to the same periods in fiscal 1998. Cost of product revenues as a percentage of product revenues were (38%) and (33%) for the second quarter and the six months ended September 30, 1998, respectively, compared with (30%) and (29%) for the same periods in fiscal 1998. The increase in cost of product revenue as a percentage of product revenue was mainly attributable to one-time start up cost associated with a change in the Company's product manufacturing vendor. The cost of maintenance revenue declined by $.3 million (26%) and $.4 million (20%) for the second quarter and the six months ended September 30, 1998, compared with the same periods in fiscal 1998. The cost of services revenue increased by $.1 million in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998 and was comparable for the six months ended September 30, 1998 compared with the same period in fiscal 1998. Cost of service revenue as a percentage of service revenue was 93% for the second quarter and six months ended September 30, 1998, respectively, compared with

88% and 85% for the same periods in fiscal 1998. The increase in cost of services as a percentage of revenues reflects the pricing pressure in the Company's consulting service business coupled with increasing salary and related costs of consultants.

Operating Expenses

Selling, general and administrative ("SG&A") expenses decreased by $.1 million (2%) and $.7 million (6%) for the second quarter and six months ended September 30, 1998, respectively, compared with the same periods in fiscal 1998. The declines were primarily due to a continued focus on stringent cost controls by management.

Research and development ("R&D") expenses consist primarily of personnel and related overhead expenses to support product development. R&D expenses decreased by $.3 million (11%) and $.9 million (20%) for the second quarter and the six months ended September 30, 1998, respectively, compared to the same periods in fiscal 1998. The decline can be attributed to the Company's focus on cost controls resulting in lower overhead expenses, mainly for reduced facility costs of the Company's engineering group and dedication of the Company's engineering resources to fewer development projects.

In connection with the acquisition of PDR and the Panorama and CD Web Publishing product line from SoftQuad, Inc., the Company recorded charges of $.8 million and $.2 million, respectively, of purchased in-process research and development.

Liquidity and Capital Resources

The Company had approximately $16.8 million of cash and cash equivalents at September 30, 1998, a decrease of $4.3 million from March 31, 1998. The decrease in cash is mainly attributed to the amounts paid for the acquisition of PDR ($2.4 million net of cash acquired) and the Panorama and CD Web Publishing product line from SoftQuad, Inc. ($.3 million) coupled with the decreases in cash due to operating activities, $1.6 million, capital expenditures, $.4 million and dividend payments, $.3 million. These decreases were partially offset by the increase in cash due to the effect of exchange rate changes on cash, mainly cash held by the Company's German subsidiary of $.7 million.

Subsequent to the end of the second quarter, the Company redeemed 100% of its Series C Convertible Preferred Stock for $1.6 million. Additionally, dividends accrued at September 30, 1998 totaling $.3 million will not be paid. For purposes of the 1998 third quarter basic earnings per share calculation, this redemption will result in $8.7 million being added to net income to arrive at net income available to common shareholders. The $8.7 million represents the excess of the carrying amount of the Series C preferred stock over the fair value of the consideration paid by the Company.

On November 4, 1998, the Company reached agreement with the holders of 79% of the 6% Convertible Preferred Stock ("Series D Stock") outstanding, under which all of the Series D Stock held by such persons will be converted into cash and Common Stock of the Company. There are currently 6,987 shares of Series D Stock outstanding, and the Company has reached agreement with the holders of 5,487 of such shares. Under this agreement, all 5,487 shares of the Series D Stock held by them will be converted into a total of approximately $2.2 million in cash and approximately 3.5 million shares of Common Stock. The shares of Common Stock issued upon conversion shall be held by the Series D Stockholders subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D Stock was originally issued.

At September 30, 1998 and March 31, 1998, the Company had approximately $1.0 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment. While the Company believes its current cash balances and cash generated from operations, offset by restructuring payments, will be sufficient to meet the Company's liquidity needs for fiscal 1999, the Company has reached agreement in principle with potential investors regarding a private placement of common stock, subject to negotiation of definitive agreements.

Year 2000

Background

Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of the systems do not properly recognize a year that begins with "20" instead of "19". These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 problem".

Interleaf Approach

Interleaf established a Year 2000 project team to address all aspects of the Year 2000 problem in each area of its business. The project team has four areas of focus, each with its own project manager. These four areas are: (1) the software that is created by Interleaf and sold to customers; (2) internal business systems; (3) the hardware and operating system software used by employees; and (4) facilities and critical vendors other than computer suppliers.

Interleaf Created Products

Assessment:

In 1997 Interleaf began to focus on the Year 2000 problem regarding its software products created for sale to customers. Products that generate the most revenue or create the highest risk were prioritized for testing and repair. The assessment of these products was completed in early 1998 and the repair process begun. The Company made the decision to discontinue sales and support for certain low volume products and computer platforms.

Customer Communications:

The Company sent a description of its Year 2000 product strategy to all of its maintenance customers. It created and is maintaining a Year 2000 product status page as part of its web site. Interleaf will distribute another mailing to the entire maintenance base with the status of the year 2000 releases and a list of retired products and platforms in the fourth calendar quarter of 1998.

Status:

Most major products have been tested and modified, and updates which correct any known Year 2000 problems with those products are available at no extra charge to the customers with current maintenance contracts for most of the computer platforms that will be supported beyond the year 2000. Year 2000 updates will be completed for supported products by the end of the first calendar quarter of 1999. The extent of the changes required ranges from simple recompilation with Year 2000 compliant operating systems to extensive modifications. Testing and repair of layered applications has begun and will be completed by the end of the second calendar quarter of 1999. The Company expects that the layered applications will not require significant modifications, since initial analysis has indicated that there is no date handling performed by these products. Moreover, in many instances the Company created layered applications under contracts with specific customers, and not for general re-sale, and the Company believes that it has no obligation to modify those applications to address the Year 2000 problem. All products under development are being developed to be Year 2000 compliant.

Internal Business Systems

Interleaf contracted an independent third party to perform Year 2000 compliance testing on its critical internal business systems. Some problems were identified and appropriate modifications were made. The systems were then re-tested and performed successfully. The software vital to corporate operations has been proven by the independent third party to function without problems related to the millenium change. The assessment phase is now underway for business software used in Europe, Japan, and Australia. The Company's intent is to insure that all critical internal business software is Year 2000 compliant by the end of the first calendar quarter of 1999.

Hardware and Operating Systems Software

Assessment of the systems used by employees began in early 1997 and has been completed. The Company has developed a plan to upgrade or replace all critical systems used by employees, including all hardware in the enterprise from servers to laptops. The upgrade/replacement process began in early 1998 and is approximately 40% complete. The entire process is anticipated to be complete by the end of the third calendar quarter of 1999.

Facilities and Critical Vendors

In the fourth calendar quarter of 1998 Interleaf will begin discussions with facility management of its leased office spaces to ensure that the proper actions are taken to avoid disruption of productivity in all Interleaf facilities. Two major elements of Interleaf's business, payroll and manufacturing, are outsourced. Interleaf is currently working with those service providers to insure that operations of these critical business areas will not be affected by the Millenium change.

Cost

The costs of the Interleaf Year 2000 efforts are being funded out of cash flow from operations. The total cost associated with the required modifications and upgrades associated with the Year 2000 projects is not expected to be material to the Company's financial position. The process of repairing and testing the software that Interleaf creates for sale has been done with existing personnel. The Year 2000 testing equipment and lab environment have been created using existing equipment and space. The capital costs associated with the upgrade and replacement of corporate and field office computing environments is budgeted to be approximately $250,000. These expenditures began in late 1997 and will continue through the third calendar quarter of 1999. Software maintenance costs attributable to the Year 2000 process will be approximately $50,000. Labor associated with this process of implementing the internally used systems comes from the existing budgeted personnel.

Risk

Interleaf has made a significant effort to address its Year 2000 issues. At this time, there are no identifiable significant risks associated with its Year 2000 readiness, although there is a risk that unanticipated problems may arise. The Company intends to begin preparing a contingency plan to address reasonably likely worst case scenarios in the second calendar quarter of 1999.

Euro Conversion.

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro. The transition to the Euro will be complete as of January 1, 2002. The Company has significant operations within the European Union and is currently preparing for the Euro conversion. The issues that the Company is addressing include preparing its information systems for the Euro, analyzing the benefit of decreased exchange rate risk in cross border transactions involving participating countries and assessing the potential impact of increased price transparency. In addition, the Euro is expected to affect general economic conditions within the participating countries. For example, this has already caused a convergence of interest rates among the Euro block countries. The Company is analyzing the impact of the Euro with a view to minimizing the impact of the Company's operations. The Company does not expect the costs of upgrading its systems for the Euro to be material.

Forward-Looking Statements

This Report contains forward-looking statements concerning the Company's performance and business operations. The Company cautions readers that actual future results may differ materially from the projections or suggestions made in such forward-looking statements.

Factors which might cause actual future results to differ materially from those projected in the forward-looking statements contained herein include the following: The Company's ability to develop and market new and enhanced products, particularly the Company's content management products and services; reliance by the Company on third party development partners who are engaged in developing a portion of the Company's content management products and the Company's dependence on the quality and timeliness of performance of those vendors for on-time and high quality delivery of the Company's content management products; delays in the development and introduction of such new and enhanced products and services; failure to achieve customer and market acceptance of the Company's new and enhanced products and services; delays in the growth and development of market demand for content management software products; inability to increase maintenance contract revenue related to content management products; inability to increase revenue from consulting and training contracts with respect to the introduction of new products; inability to improve sales force productivity; the Company's ability to keep pace with the rapid technological change in its industry and compete with companies which have greater market penetration, and greater financial, technical and marketing resources; failure to adequately protect the Company's intellectual property; inability to successfully leverage the Company's software products with services to provide content management solutions to its customers; inability to establish or maintain strategic relationships with companies with outsourcing or service bureau businesses and with companies that have presence and publishing expertise in the financial services market; the inability of the Company to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies; and failure to integrate the operations, information systems and personnel of any acquired businesses. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" on pages 13-15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders held on August 24, 1998 ("Annual Meeting"), the shareholders of the Company elected Mr. Jaime W. Ellertson as a Class II director of the Company whose term shall expire at the Company's year 2001 shareholder meeting, by a vote of 18,896,700 in favor with 206,928 votes being withheld. The Company also has three Class I directors: Marcia J. Hooper, Rory J. Cowan and John A. Lopiano, whose terms are set to expire at the annual shareholders' meeting in the year 2000, and two Class III Directors, Frederick
B. Bamber and David A. Boucher, whose terms expire at the annual shareholders meeting in 1999. At the Annual Meeting, the shareholders approved amendments to the Company's 1993 Director Stock Option Plan to increase the number of shares of the Company's Common Stock available for issuance under the Plan from 150,000 to 325,000, and to amend such plan in certain other respects, by a vote of 8,877,576 in favor, 800,493 against and with 92,776 abstentions. The shareholders also approved the adoption of the Company's 1998 Employee Stock Purchase Plan, under which employees of the Company are eligible to purchase during the ten year term of this plan an aggregate of 2,500,000 shares of Common Stock at a 15% discount, by a vote of 8,273,390 in favor, 1,317,305 against and with 73,960 abstentions. The shareholders also ratified and approved the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 1999, by a vote of 18,998,804 in favor, 58,425 against and with 46,399 abstentions. A more complete description of these matters appears in the Company's 1998 Proxy Statement, dated July 28, 1997.

Item 5.  Other Information

Subsequent to the end of the second quarter, the Company redeemed 100% of its Series C Convertible Preferred Stock for $1.6 million. Additionally, dividends accrued at September 30, 1998 totaling $.3 million will not be paid. For purposes of the 1998 third quarter basic earnings per share calculation, this redemption will result in $8.7 million being added to net income to arrive at net income available to common shareholders. The $8.7 million represents the excess of the carrying amount of the Series C preferred stock over the fair value of the consideration paid by the Company.

On November 4, 1998, the Company reached agreement with the holders of 79% of the 6% Convertible Preferred Stock ("Series D Stock") outstanding, under which all of the Series D Stock held by such persons will be converted into cash and Common Stock of the Company. There are currently 6,987 shares of Series D Stock outstanding, and the Company has reached agreement with the holders of 5,487 of such shares. Under this agreement, all 5,487 shares of the Series D Stock held by them will be converted into a total of approximately $2.2 million in cash and approximately 3.5 million shares of Common Stock. The shares of Common Stock issued upon conversion shall be held by the Series D stockholders subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D Stock was originally issued.

The Company is financing the redemption of the Series C Shares and the cash portion of the conversion of the Series D Shares out of its existing working capital and the proposed sale of Common Stock to investors in a private placement. The holders of the Series D Stock who have converted their Series D Stock into cash and Common Stock have the right to participate in such a sale.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits


          Exhibit Number                  Description
          --------------                  ------------

               3(a)          Restated Articles of Organization of the
                             Company, as amended (incorporated herein
                             by reference to the applicable Exhibit in
                             the Company's Quarterly Report on Form
                             10-Q for the quarter ended September 30,
                             1997)



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


               10(a)         Letter  Agreement  among  Interleaf,
                             Inc.,  the Lindner Growth Fund and the
                             Lindner Dividend Fund dated as of August 19, 1998


               10(b) Letter Agreement dated October 26, 1998, amending the August 19, 1998 Letter Agreement


               10(c) Form of Letter Agreements among Interleaf, Inc., and certain holders of the 6% Convertible Preferred
                             Stock, dated as of October 27, 1998


               10(d) Form of Closing Letter dated November 4, 1998 with respect to the conversion of 6% Convertible
                             Preferred Stock


               10(e)         Letter Agreement between the Company and
                             Amanda Radice dated November 2, 1998,
                             regarding the employment of Ms. Radice by the Company

                11           Computation of Earnings Per Share (included as Note
                             3 to Financial Statements)

                27           Financial Data Schedule

     (b) A Current Report on Form 8-K was filed by the Company on September 24, 1998, as amended pursuant to Form 8-K/A filed on November 12, 1998, reporting under Item 5 the acquisition by the Company of all of the outstanding capital stock of PDR Automated Systems and Publications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 1998

                                    /s/ Peter J. Rice
                                    -----------------
                                Peter J. Rice,
                                Vice President of Finance and Administration
                                and Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)