Form 10-Q
period 1998-12-31
INTERLEAF INC /MA/
filed 1999-02-16
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                     ----------------------------------------
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly period ended DECEMBER 31, 1998.
                                              -----------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to ______________.


                         COMMISSION FILE NUMBER 0-14713


                                   [graphic]

                                 Interleaf, Inc.
                                 ---------------
             (exact name of registrant as specified in its charter)

          MASSACHUSETTS                              04-2729042
  (State or other jurisdiction         (I.R.S. employer identification number)
of incorporation or organization)

       62 FOURTH AVENUE, WALTHAM, MA                              02451
 (Address of principal executive offices)                      (Zip Code)


                                 (781) 290-0710
                         (Registrant's telephone number,
                              including area code)

Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days Yes  X  No   .
                                             ---    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS


    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 9, 1999 was 7,652,480.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated balance sheets at December 31, 1998 and March 31, 1998..................................    3

Consolidated statements of operations for the three and nine months ended
December 31, 1998 and 1997 ...........................................................................   4

Consolidated statements of cash flows for the nine months ended
December 31, 1998 and 1997 ...........................................................................   5

Notes to consolidated financial statements ...........................................................   6


ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................................................   10



PART II - OTHER INFORMATION


ITEM 2 - Changes in Securities and Use of Proceeds...................................................   17

ITEM 4 - Submission of Matters to Vote of Security Holders ...........................................  18

ITEM 5 - Other Information ...........................................................................  18

ITEM 6 - Exhibits and Reports on Form 8-K ............................................................  18


SIGNATURES ...........................................................................................  19


PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        INTERLEAF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                December 31,1998      March 31, 1998
                                                                                ----------------      --------------
     In thousands, except for share and per share amounts                          (unaudited)

ASSETS
Current assets
Cash and cash equivalents                                                             $  11,064       $  21,112
Accounts receivable, net of reserve for doubtful accounts of $1,141 at
   December 31, 1998 and $1,364 at March 31, 1998                                        12,927          12,706
Prepaid expenses and other current assets                                                 2,185             838
                                                                                      ---------       ---------
Total Current Assets                                                                     26,176          34,656
Property and equipment, net                                                               2,185           3,321
Intangible assets, net                                                                    1,816             583
Other assets                                                                                389             828
                                                                                      ---------       ---------
Total Assets                                                                          $  30,566       $  39,388
                                                                                      ---------       ---------
                                                                                      ---------       ---------

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                      $   1,847       $   2,079
Accrued expenses                                                                         12,138          11,657
Unearned revenue                                                                         10,169          12,136
Accrued restructuring                                                                     1,137           2,143
                                                                                      ---------       ---------
Total Current Liabilities                                                                25,291          28,015
Long-term restructuring                                                                   1,244           2,063
                                                                                      ---------       ---------
Total Liabilities                                                                        26,535          30,078
                                                                                      ---------       ---------

Shareholders' Equity
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
   Series A Junior Participating, none issued and outstanding
   Senior Series B Convertible, shares issued and outstanding,
   726,003 at December 31, 1998 and 861,911 at March 31, 1998                                73              86
   Senior Series C Convertible, shares issued and outstanding, none at
   December 31, 1998 and 1,010,348 at March 31, 1998                                       --               101
   Senior Series D 6% Convertible, shares issued and outstanding,
   1,350 at December 31, 1998 and 7,625 at March 31, 1998                                  --                 1
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued and outstanding, 7,651,828 at December 31, 1998 and
   6,051,770 at March 31, 1998                                                               77              61
Additional paid-in capital                                                               90,217          93,490
Retained earnings (accumulated deficit)                                                 (86,147)        (84,072)
Cumulative translation adjustment                                                          (189)           (357)
                                                                                      ---------       ---------
Total Shareholders' Equity                                                                4,031           9,310
                                                                                      ---------       ---------
Total Liabilities and Shareholders' Equity                                            $  30,566       $  39,388
                                                                                      ---------       ---------
                                                                                      ---------       ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three months ended            Nine months ended
                                                          December 31                  December 31
                                                      1998           1997          1998           1997
                                                      ----           ----          ----           ----
                                                          (unaudited)                  (unaudited)
In thousands, except for per share amounts

Revenues:
Products                                          $  2,265       $  3,695       $  6,150       $  9,595
Maintenance                                          5,576          6,400         16,592         19,744
Services                                             3,795          3,329          9,912         10,029
                                                  --------       --------       --------       --------
Total revenues                                      11,636         13,424         32,654         39,368
                                                  --------       --------       --------       --------

Costs of Revenues:
Products                                               545          1,177          1,817          2,859
Maintenance                                            724            976          2,300          2,934
Services                                             3,400          2,831          9,067          8,547
                                                  --------       --------       --------       --------
Total costs of revenues                              4,669          4,984         13,184         14,340
                                                  --------       --------       --------       --------

Gross margin                                         6,967          8,440         19,470         25,028

Operating Expenses:
Selling, general and administrative                  4,511          5,762         14,874         16,794
Research and development                             2,347          2,021          6,179          6,788
Purchased in process research & development           --             --              990           --
                                                  --------       --------       --------       --------
Total operating expenses                             6,858          7,783         22,043         23,582
                                                  --------       --------       --------       --------

Income (loss) from operations                          109            657         (2,573)         1,446

Other income                                           132             69            523            115
                                                  --------       --------       --------       --------

Income (loss) before income taxes                      241            726         (2,050)         1,561

Provision for income taxes                            --             --               25           --
                                                  --------       --------       --------       --------

Net Income (loss)                                 $    241       $    726       $ (2,075)      $  1,561
                                                  --------       --------       --------       --------

Dividends on Preferred Stock                           (94)          --             (553)          --
Gain on preferred stock redemption                   8,771           --            8,771           --
                                                  --------       --------       --------       --------

Net income applicable to common
     shareholders-basic earnings per share        $  8,918       $    726       $  6,143       $  1,561
                                                  --------       --------       --------       --------

Effect of dilutive securities
    Dividends on Preferred Stock                        74           --             492            --
    Gain on preferred stock redemption              (8,771)          --          (8,771)           --
                                                  --------       --------       --------       --------

Net income (loss) applicable to common
     shareholders-diluted earnings per share      $    221       $    726       $ (2,136)      $  1,561
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------
INCOME (LOSS) PER SHARE:
Basic                                             $   1.30       $   0.12       $   0.96       $   0.26
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------
Diluted                                           $   0.03       $   0.10       $  (0.25)      $   0.20
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------
Shares used in computing income (loss) per share
Basic                                                6,884          5,964          6,418          5,919
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------
Diluted                                              8,406          7,203          8,642          7,712
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

                                            INTERLEAF, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                Nine months ended December 31
                                                                ------------------------------
                                                                          Unaudited
                                                                          ---------
                                                                     1998           1997
                                                                     ----           ----

       In thousands

Cash Flows from Operating Activities:
Net (loss) income                                                $ (2,075)      $  1,561
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense                               2,028          3,110
Purchased in-process research & development                           990           --
Changes in assets and liabilities, net of amounts acquired:
  Decrease (increases) in accounts receivable, net                    964           (900)
  Decreases (increases) in other assets                                62         (1,094)
  Decreases in accounts payable and accrued expenses               (1,437)        (1,677)
  Decreases in unearned revenue                                    (2,154)        (4,284)
  Decreases in other liabilities                                   (1,572)        (2,623)
   Other, net                                                         (59)           405
                                                                 --------       --------
  Net cash used in operating activities                            (3,253)        (5,502)
                                                                 --------       --------

Cash Flows from Investing Activities:
Capital expenditures, net                                            (650)          (919)
Acquisitions, net of cash acquired                                 (2,731)          --
                                                                 --------       --------
  Net cash used in investing activities                            (3,381)          (919)
                                                                 --------       --------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                           --            1,420
Net proceeds from issuance of convertible preferred stock            --            6,961
Repayment of long-term debt & capital leases                         --              (20)
Dividends Paid                                                       (251)          --
Redemption of preferred stock                                      (3,824)          --
                                                                 --------       --------
  Net cash (used in) provided by financing activities              (4,075)         8,361
                                                                 --------       --------

Effect of exchange-rate changes on cash                               661           (618)
                                                                 --------       --------
Net (decrease) increase in cash and cash equivalents              (10,048)         1,322

Cash and cash equivalents at beginning of period                   21,112         17,349
                                                                 --------       --------

Cash and cash equivalents at end of period                       $ 11,064       $ 18,761
                                                                 --------       --------
                                                                 --------       --------



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

2.   RECENTLY ISSUED ACCOUNTING STANDARDS

Effective April 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which provides guidance for applying generally accepted accounting principles on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 did not have a material impact on the Company's revenue recognition for the quarter or nine month period ended December 31, 1998.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income and its components. Comprehensive income for the Company is equal to net income plus the change in cumulative translation adjustments during the period. Total comprehensive income for the quarter ended December 31, 1998 was $.2 million, and for the nine months ended December 31, 1998, total comprehensive income was a loss of $1.9 million. For the quarter and nine months ended December 31, 1997, total comprehensive income was $.7 million and $1.4 million respectively.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (for the Company, the fiscal year beginning April 1, 2000). FAS 133 requires that all derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effect of implementing this standard; however, the Company does not currently engage in any hedging activities.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                          Three Months ended        Nine Months ended
                                                              December 31,               December 31,
                                                          1998         1997          1998          1997
                                                        -------       -------       -------       -------
 In thousands, except for per share amounts

NUMERATOR:
Net income                                              $   241       $   726       $(2,075)      $ 1,561

Preferred stock dividends
    Senior series C convertible                             (30)         --            (283)         --
    Senior series D convertible -redeemed                   (44)         --            (209)         --
    Senior series D convertible -outstanding                (20)         --             (61)         --
                                                        -------       -------       -------       -------
                                                            (94)         --            (553)         --
                                                        -------       -------       -------       -------

Gains on redemption
    Senior series C convertible                           8,100          --           8,100          --
    Senior series D convertible                             671          --             671          --
                                                        -------       -------       -------       -------
                                                          8,771          --           8,771          --
                                                        -------       -------       -------       -------

Numerator for basic income (loss) per share
    Income loss available to common shareholders          8,918           726         6,143         1,561
                                                        -------       -------       -------       -------

EFFECT OF DILUTIVE SECURITIES
Preferred stock dividends
    Senior series C convertible                              30          --             283          --
    Senior series D convertible -redeemed                    44          --             209          --
    Senior series D convertible -outstanding -             --            --            --
                                                        -------       -------       -------       -------
                                                             74          --             492          --
                                                        -------       -------       -------       -------
Gains on redemption
    Senior series C convertible                          (8,100)         --          (8,100)         --
    Senior series D convertible                            (671)         --            (671)         --
                                                        -------       -------       -------       -------
                                                         (8,771)         --          (8,771)         --
                                                        -------       -------       -------       -------

Numerator for diluted income (loss) per share
    Income (loss) available to common shareholders      $   221       $   726       $(2,136)      $ 1,561
                                                        -------       -------       -------       -------
                                                        -------       -------       -------       -------
DENOMINATOR:
Denominator for basic earnings per share
Weighted average shares                                   6,884         5,964         6,418         5,919
                                                        -------       -------       -------       -------

Effect of dilutive securities
    Series B convertible preferred stock                    284           386          --             386
    Series C convertible preferred stock                    322          --           1,008           894
    Series D convertible preferred stock                    764          --           1,216          --
    Stock options                                           152           792          --             482
    Stock purchase plan rights                             --              56          --              26
    Warrants                                               --               5          --               5
                                                        -------       -------       -------       -------
Dilutive potential common shares                          1,522         1,239         2,224         1,793
                                                        -------       -------       -------       -------

Denominator for diluted earnings per share
Adjusted weighted average shares
     and assumed conversions                              8,406         7,203         8,642         7,712
                                                        -------       -------       -------       -------
                                                        -------       -------       -------       -------

Basic earnings (loss) per share                         $  1.30       $  0.12       $  0.96       $  0.26
                                                        -------       -------       -------       -------
                                                        -------       -------       -------       -------

Diluted earnings (loss) per share                       $  0.03       $  0.10       $ (0.25)      $  0.20
                                                        -------       -------       -------       -------
                                                        -------       -------       -------       -------



Effective December 31, 1998, the Company declared a 1 for 3 reverse split of its common stock. Par value did not change as a result, and all share and per share data have been restated to give effect to the 1 for 3 reverse split. In connection with a private placement of Common Stock (see Note 6), the Company issued 1,761,167 shares of Common Stock on February 16, 1999. These shares are not included in the basic and diluted earnings (loss) per share amounts for the three and nine month periods ending December 31, 1998 and 1997.

4.   ACQUISITIONS

     Effective August 31, 1998, the Company purchased 100% of the outstanding common shares of PDR Automated Systems and Publications, Inc. ("PDR"). PDR provides subcontracting and outsourcing services for the development, management and distribution of information, and has developed certain technology surrounding image processing. The acquisition has been accounted for as a purchase business combination and, therefore, the operating results of PDR have been included in the Consolidated Statement of Operations since the date of acquisition. The Company paid cash of $2.9 million and, depending upon certain financial contingencies, may pay an additional $3.0 million or more, payable in stock, except that the Company may pay in cash under certain circumstances. A minimum contingent payment of $.7 million is included in accrued expenses in the accompanying balance sheet as part of the initial purchase price. The Company recorded costs associated with the acquisition of $.1 million related to valuation services, legal and audit fees.

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


                                                          Nine Months Ended
                                                          -----------------
          Amounts in thousands, except                12/31/98        12/31/97
          per share amounts                           --------        --------


          Revenue                                     $  35,136       $44,088
                                                      ---------       -------

          Net income (loss) applicable to common
          stockholders:
               Basic                                  $   6,284       $ 1,309
                                                      ---------       -------
                                                      ---------       -------
               Diluted                                $  (1,995)      $ 1,309
                                                      ---------       -------
                                                      ---------       -------


          Earning per share:
               Basic                                  $     .98       $   .22
                                                      ---------       -------
                                                      ---------       -------

               Diluted                                $    (.23)      $   .17
                                                      ---------       -------
                                                      ---------       -------

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

     In connection with the acquisitions of PDR and certain assets of Softquad, Inc. during the current fiscal year as described above, Interleaf wrote off approximately $990,000 for in-process research and development. The SEC has recently increased the scrutiny of certain accounting practices, including the extent of write-offs of in-process research and development in connection with acquisitions. While Interleaf did obtain an evaluation from an outside accounting firm concerning the amount of its write-off with respect to PDR, there is a risk that a portion of those write-offs may be reduced, which would result in a corresponding increase in the amount of goodwill and other intangibles associated with those acquisitions. Any additional goodwill would have to be amortized over future years.

5.   CREDIT AGREEMENT

     At December 31, 1998 and March 31, 1998, the Company had an equipment letter of credit for $.4 and $.6 million, respectively, which was secured by the equivalent amount of cash. This letter of credit expires on July 31, 1999.

6.   STOCKHOLDER'S EQUITY

     During the third quarter, the Company redeemed 100% of its Series C Convertible Preferred Stock ("Series C Stock") for $1.6 million. Additionally, dividends accrued at September 30, 1998 totaling $.2 million were waived and will not be paid. For purposes of the 1999 third quarter and nine months basic earnings per share calculation, this redemption resulted in $8.1 million being added to net income to arrive at net income available to common shareholders. The $8.1 million represents the excess of the carrying amount of the Series C Stock over the fair value of the consideration paid by the Company.

     On November 4, 1998, the Company reached agreement with the holders of 79% of its 6% Convertible Preferred Stock ("Series D Stock") outstanding, pursuant to which all of the Series D Stock held by such persons (5,487 shares out of 6,987 outstanding) was converted into a total of approximately $2.2 million in cash and approximately 3.5 million shares of Common Stock. This conversion occurred on November 18, 1998. The shares of Common Stock issued to the former Series D stockholders are held subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D Stock was originally issued. For purposes of the 1999 third quarter and nine months basic earnings per share calculation, this conversion resulted in $.7 million being added to net income to arrive at net income available to common shareholders. The $.7 million represents the excess of the carrying amount of Series D Stock over the fair value of consideration paid by the Company.

     The Company financed the redemption of the Series C Shares and the cash portion of the conversion of the Series D Shares out of its existing working capital and the sale of Common Stock to investors in a private placement described below.

     Between November 18 and December 15, 1998, the Company entered into agreements with certain officers, directors and existing stockholders of the Company under which each of them granted to the Company an option to require each to purchase a specified number of shares of Common Stock, up to an aggregate maximum of 1,761,167 shares if Interleaf exercised its option in full, at an exercise price of $2.40 per share. On February 11, 1999, the Company exercised its option in full and the 1,761,167 shares were issued on February 16, 1999 and the Company received $4.2 million in cash proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $.2 million on revenues of $11.6 million for its third quarter and a net loss of $2.1 million on revenues of $32.7 million for the nine months ended December 31, 1998. The Company has recorded preferred stock dividends of $.1 million and $.6 million for the third quarter and nine months ended December 31, 1998, respectively, in deriving net income applicable to common shareholders for basic earnings per share. Additionally the Company recorded gains on the redemption of all outstanding shares of its Series C preferred stock and conversion of 79% of its outstanding Series D preferred stock aggregating $8.8 million. For purposes of calculating diluted earnings per shares, all of the gains on redemption of the preferred stock have been excluded. Dividends on the remaining outstanding Series D shares have been included in the calculation of diluted earnings per share for the third quarter and nine months ended December 31, 1998. Therefore, after dividends on preferred stock, the Company's net income applicable to common shareholders was $8.9 million and $6.1 million for the third quarter and nine months ended December 31, 1998, respectively, for purposes of basic earnings per share. For purposes of diluted earnings per share, the Company had net income applicable to common shareholders of $.2 million for the third quarter of 1998 and a net loss of $2.1 million for the nine months ended December 31, 1998. This compares with net income of $.7 million on revenues of $13.4 million and net income of $1.6 million on revenues of $39.4 million for the same periods during the prior year. There were no dividends to record in the third quarter or the nine months ended December 31, 1997.

Much of the decline in revenue is due to a decrease in product revenue and the related decline in maintenance and service revenue caused by the continuing maturation and saturation of the market for complex authoring products and the increasing popularity of low-end versions of Windows-based authoring software. The Company has continued its efforts to focus on developing a new content management product family targeted to its customers' extended enterprises.

Effective August 31, 1998, the Company purchased 100% of the outstanding common shares of PDR Automated Systems and Publications, Inc. ("PDR"). PDR provides subcontracting and outsourcing services for the development, management and distribution of information, and has developed certain technology surrounding image processing. The acquisition has been accounted for as a purchase business combination and, therefore, the operating results of PDR have been included in the Consolidated Statement of Operations since the date of acquisition. The Company paid cash of $2.9 million and, depending upon certain financial contingencies, may pay an additional $3.0 million or more, payable in stock, except that the Company may pay in cash under certain circumstances. A minimum contingent payment of $.7 million is included in accrued expenses in the accompanying balance sheet as part of the initial purchase price. The Company recorded costs associated with the acquisition of $.1 million related to valuation services, legal and audit fees.

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

In connection with the acquisitions of PDR and certain assets of Softquad, Inc. during the current fiscal year as described above, Interleaf wrote off approximately $990,000 for in-process research and development. The SEC has recently increased the scrutiny of certain accounting practices, including the extent of write-offs of in-process research and development in connection with acquisitions. While Interleaf did obtain an evaluation from an outside accounting firm concerning the amount of its write-off with respect to PDR, there is a risk that a portion of those write-offs may be reduced, which would result in a corresponding increase in the amount of goodwill and other intangibles associated with those acquisitions. Any additional goodwill would have to be amortized over future years.

REVENUES

PRODUCT: Product revenue decreased by $1.4 million (39%) and $3.4 million (36%) for the third quarter and nine months ended December 31, 1998, respectively, compared with the same periods in fiscal 1998. The continuing trend of reduction in product revenue is due to two factors. The first factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue. The second factor is the decline in licensing of the Company's UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based publishing software.

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

MAINTENANCE: Maintenance revenue decreased by $.8 million (13%) and $3.2 million (16%) for the third quarter and nine months ended December 31, 1998, respectively, compared with the same periods in fiscal 1998. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new content management products. This will be necessary to offset the general downward pricing pressure on maintenance in the software industry and a reduction in customers' perceived value of maintenance services.

SERVICES: Service revenue, consisting of consulting and training revenue, increased by $.5 million (14%) and $.1 million (1%) for the third quarter and nine months ended December 31, 1998, respectively, compared with the same periods in fiscal 1998. The increase in the third quarter is attributable to the inclusion of PDR for the entire three month period. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting and training contracts based on the introduction and success of new products.

FISCAL 1999: During the balance of fiscal 1999, the Company plans to develop and release several upgrades to its traditional products. During the balance of fiscal 1999 and beyond, the Company also plans to develop new product offerings which address at least two vertical segments of the content management market. Growth in revenues during fiscal 1999 and fiscal 2000 will be largely dependent on the introduction and customer acceptance of the new and enhanced software products planned to be released in fiscal 1999 and the following year, and the Company's success in leveraging software products with services to provide content management solutions to its customers, improving sales force productivity and the effectiveness of the Company's investment in marketing and lead generation programs. If the Company is unable to grow or stabilize its revenues in fiscal 1999, further expense reductions will be necessary in order to sustain profitable operations. As part of its strategy to increase revenues, the Company acquired PDR and acquired the Panorama and CD Web Publishing product lines of SoftQuad Inc. The acquisition of PDR also provides the Company with in-process development of certain technology surrounding image processing that is expected to result in a completed product in fiscal 2000 and may be incorporated into a content management software product currently under development. The acquisition of the Panorama and CD Web Publishing product line complements the Company's existing complex publishing products, and provides technologies and resources to be used in the development of content management products. The technologies acquired from this acquisition are expected to shorten the development cycle of the Company's new content management products.

COSTS OF REVENUES

Cost of product revenue includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues decreased by $.6 million (54%) and $1.0 million (36%) for the third quarter and nine months ending December 31, 1998 compared to the same periods in fiscal 1998. Cost of product revenues as a percentage of product revenues were (24%) and (30%) for the third quarter and the nine months ended December 31, 1998, respectively, compared with (32%) and (30%) for the same periods in fiscal 1998. The decrease in cost of product revenue is due to decreased amortization of capitalized software development cost, decreased royalties expense and reduced cost of manufacturing. The cost of maintenance revenue declined by $.3 million (26%) and $.6 million (22%) for the third quarter and the nine months ended December 31, 1998, compared with the same periods in fiscal 1998. Maintenance cost is directly related to maintenance revenue, and the reduction in costs of maintenance are mainly the result of reduced maintenance revenue. The cost of services revenue increased by $.6 million (20%) and $.5 million (6%) for the third quarter and nine months ending December 31, 1998, respectively, compared with same periods of fiscal 1998. The increase in cost of service revenue was due to the inclusion of the results of PDR during the quarter. The cost of services revenue as a percentage of service revenue was 90% for the third quarter and 91% for the nine months ended December 31, 1998 compared with 85% for the same periods fiscal 1998. The increase in cost of services as a percentage of revenues reflects the pricing pressure in the Company's consulting service business coupled with increasing salary and related costs of consultants.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses decreased by 1.3 million (22%) and $1.9 million (11%) for the third quarter and nine months ended December 31, 1998, respectively, compared with the same periods in fiscal 1998. The declines were primarily due to a continued focus on stringent cost controls by management, including an expense reduction initiative that began in September 1998. Additionally, SG&A expense was reduced by $.2 million as a result of the adjustment of certain accrued expenses for which it was determined an accrual were no longer necessary.

Research and development ("R&D") expenses consist primarily of personnel and related overhead expenses to support product development. R&D expenses increased by $.3 million (16%) in the third quarter of fiscal 1999 compared with the same period of 1998. The increase is attributable to additional resources added to accelerate the development of the Company's new enterprise content management products. R&D expenses decreased by $.6 million (9%) for the nine months ended December 31, 1998 compared with the same period of fiscal 1998. The decline can be attributed to the Company's focus on cost controls resulting in lower overhead expenses, mainly reduced facility costs of the Company's engineering group and dedication of the Company's engineering resources to fewer development projects.

In connection with the acquisition of PDR and the Panorama and CD Web Publishing product line from SoftQuad, Inc., the Company recorded charges of $.8 million and $.2 million, respectively, of purchased in-process research and development.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $11.1 million of cash and cash equivalents at December 31, 1998, a decrease of $10.0 million from March 31, 1998. The decrease in cash is mainly attributed to the amounts paid for the acquisition of PDR ($2.4 million net of cash acquired) and the Panorama and CD Web Publishing product line from SoftQuad, Inc. ($.3 million), the redemption of the Series C and D preferred Stock ($3.8 million) coupled with the decreases in cash due to operating activities, $3.3 million, capital expenditures, $.7 million and dividend payments, $.3 million. These decreases were partially offset by the increase in cash due to the effect of exchange rate changes on cash, mainly cash held by the Company's German subsidiary of $.7 million.

During the third quarter, the Company redeemed 100% of its Series C Convertible Preferred Stock ("Series C Stock") for $1.6 million. Additionally, dividends accrued at September 30, 1998 totaling $.2 million were waived and will not be paid. For purposes of the 1999 third quarter and nine months basic earnings per share calculation, this redemption resulted in $8.1 million being added to net income to arrive at net income available to common shareholders. The $8.1 million represents the excess of the carrying amount of the Series C Stock over the fair value of the consideration paid by the Company.

On November 4, 1998, the Company reached agreement with the holders of 79% of its 6% Convertible Preferred Stock ("Series D Stock") outstanding, pursuant to which all of the Series D Stock held by such persons (5,487 shares out of 6,987 outstanding) was converted into a total of approximately $2.2 million in cash and approximately 3.5 million shares of Common Stock. This conversion occurred on November 18, 1998. The shares of Common Stock issued to the former Series D stockholders are held subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D Stock was originally issued. For purposes of the 1999 third quarter and nine months basic earnings per share calculation, this conversion resulted in $.7 million being added to net income to arrive at net income available to common shareholders. The $.7 million represents the excess of the carrying amount of Series D Stock over the fair value of consideration paid by the Company.

The Company financed the redemption of the Series C Shares and the cash portion of the conversion of the Series D Shares out of its existing working capital and the sale of Common Stock to investors in a private placement described below.

Between November 18 and December 15, 1998, the Company entered into agreements with certain officers, directors and existing stockholders of the Company under which each of them granted to the Company an option to require each to purchase a specified number of shares of Common Stock, up to an aggregate maximum of 1,761,167 shares if Interleaf exercised its option in full, at an exercise price of $2.40 per share. On February 11, 1999, the Company exercised its option in full and the 1,761,167 shares were issued on February 16, 1999 and the Company received $4.2 million in cash proceeds.

At December 31, 1998 and March 31, 1998, the Company had approximately $1.0 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment.

The Company believes its current cash balances and cash generated from operations, combined with the cash proceeds from the private placement (previously discussed), offset by restructuring payments, will be sufficient to meet the Company's liquidity needs for fiscal 1999 and the foreseeable future.

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

Customer Communications:

The Company sent a description of its Year 2000 product strategy to all of its maintenance customers. It created and is maintaining a Year 2000 product status page as part of its web site. Interleaf will distribute another mailing to the entire maintenance base with the status of the year 2000 releases and a list of retired products and platforms in the first calendar quarter of 1999.

Status:

Most major products have been tested and modified, and updates which correct any known Year 2000 problems with those products are available at no extra charge to the customers with current maintenance contracts for most of the computer platforms that will be supported beyond the year 2000. Year 2000 updates will be completed for supported products (those which Interleaf has committed to bring into Year 2000 compliance) by the end of the first calendar quarter of 1999. The extent of the changes required ranges from simple recompilation with Year 2000 compliant operating systems to extensive modifications. Testing and repair of layered applications for which Interleaf has committed Year 2000 compliance has begun and will be completed by the end of the second calendar quarter of 1999. The Company expects that the layered applications will not require significant modifications, since initial analysis has indicated that there is no date handling performed by these products. Moreover, in many instances the Company created layered applications under contracts with specific customers, and not for general re-sale, and the Company believes that it has no obligation to modify those applications to address the Year 2000 problem. All products under development are being developed to be Year 2000 compliant.

INTERNAL BUSINESS SYSTEMS

Interleaf contracted an independent third party to perform Year 2000 compliance testing on its critical internal business systems. Some problems were identified and appropriate modifications were made. The systems were then re-tested and performed successfully. The software vital to corporate operations has been proven by the independent third party to function without problems related to the millenium change. The assessment phase is now underway for business software used in Europe, Japan, and Australia. The Company's intent is to insure that all critical internal business software is Year 2000 compliant by the end of the second calendar quarter of 1999.

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

FACILITIES AND CRITICAL VENDORS

In the fourth calendar quarter of 1998 Interleaf began discussions with facility management of its leased office spaces to ensure that the proper actions are taken to avoid disruption of productivity in all Interleaf facilities. Two major elements of Interleaf's business, payroll and manufacturing, are outsourced. Interleaf is currently working with those service providers to insure that operations of these critical business areas will not be affected by the Millenium change.

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

RISK

Specifically, from Year 2000 problems, the Company could experience an interruption in its ability to collect and process receivables, process payments to vendors, safeguard and manage its invested assets and operating cash accounts, accurately maintain customer information, accurately maintain accounting records, process new orders and/or perform adequate customer service.

While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant accounting systems or inventory management systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position. . The Company intends to begin preparing a contingency plan to address reasonably likely worst case scenarios in the second calendar quarter of 1999.

EURO CONVERSION.

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. The transition to the Euro will be complete as of January 1, 2002. The Company has significant operations within the European Union and is currently preparing for the Euro conversion. The issues that the Company is addressing include preparing its information systems for the Euro, analyzing the benefit of decreased exchange rate risk in cross border transactions involving participating countries and assessing the potential impact of increased price transparency. In addition, the Euro is expected to affect general economic conditions within the participating countries. The Company is analyzing the impact of the Euro with a view to minimizing the impact of the Company's operations. The Company does not expect the costs of upgrading its systems for the Euro to be material.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements concerning the Company's performance and business operations. The Company cautions readers that actual future results may differ materially from the projections or suggestions made in such forward-looking statements.

Factors which might cause actual future results to differ materially from those projected in the forward-looking statements contained herein include the following: The Company's ability to develop and market new and enhanced products, particularly the Company's content management products and services; reliance by the Company on third party development partners who are engaged in developing a portion of the Company's content management products and the Company's dependence on the quality and timeliness of performance of those vendors for on-time and high quality delivery of the Company's content management products; delays in the development and introduction of such new and enhanced products and services; failure to achieve customer and market acceptance of the Company's new and enhanced products and services; delays in the growth and development of market demand for content management software products; inability to increase maintenance contract revenue related to content management products; inability to increase revenue from consulting and training contracts with respect to the introduction of new products; inability to improve sales force productivity; the Company's ability to keep pace with the rapid technological change in its industry (including changes to the standards upon which the Company's new products are based) and compete with companies which have greater market penetration, and greater financial, technical and marketing resources; failure to adequately protect the Company's intellectual property; inability to successfully leverage the Company's software products with services to provide content management solutions to its customers; inability to establish or maintain strategic relationships with companies with outsourcing or service bureau businesses and with companies that have presence and publishing expertise in the financial services market; the inability of the Company to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies; and failure to integrate the operations, information systems and personnel of any acquired businesses. In addition, the application of guidelines recently issued by the SEC concerning write-offs of in-process research and development ("R&D") costs could result in a reduction in the in-process R&D write-offs taken by the Company for acquisitions, and corresponding increases in the amount of goodwill and other intangibles recorded. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" on pages 13-15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) During the third quarter, the Company redeemed 100% of its Series C Convertible Preferred Stock ("Series C Stock") for $1.6 million. Additionally, dividends accrued at September 30, 1998 totaling $.2 million were waived and will not be paid. For purposes of the 1999 third quarter and nine months basic earnings per share calculation, this redemption resulted in $8.1 million being added to net income to arrive at net income available to common shareholders. The $8.1 million represents the excess of the carrying amount of the Series C Stock over the fair value of the consideration paid by the Company.

(b) On November 4, 1998, the Company reached agreement with the holders of 79% of its 6% Convertible Preferred Stock ("Series D Stock") outstanding, pursuant to which all of the Series D Stock held by such persons (5,487 shares out of 6,987 outstanding) was converted into a total of approximately $2.2 million in cash and approximately 3.5 million shares of Common Stock. This conversion occurred on November 18, 1998. The shares of Common Stock issued to the former Series D stockholders are held subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D Stock was originally issued. For purposes of the 1999 third quarter and nine months basic earnings per share calculation, this conversion resulted in $.7 million being added to net income to arrive at net income available to common shareholders. The $.7 million represents the excess of the carrying amount of Series D Stock over the fair value of consideration paid by the Company.

The Company financed the redemption of the Series C Shares and the cash portion of the conversion of the Series D Shares out of its existing working capital and the sale of Common Stock to investors in a private placement described in paragraph (c) below.

(c) Between November 18 and December 15, 1998, the Company entered into agreements with certain officers, directors and existing stockholders of the Company under which each of them granted to the Company an option to require each to purchase a specified number of shares of Common Stock, up to an aggregate maximum of 1,761,167 shares if Interleaf exercised its option in full, at an exercise price of $2.40 per share. On February 11, 1999, the Company exercised its option in full and the 1,761,167 shares were issued on February 16, 1999 and the Company received $4.2 million in cash proceeds.

(d) Effective as of the open of business on December 31, 1998, the Company declared a one for three reverse split of its Common Stock. As a result, each certificate representing shares of Common Stock outstanding immediately prior to the reverse stock split was automatically deemed to represent one-third the number of shares of Common Stock after the reverse stock split, with fractional shares being rounded up.

Neither the number of shares authorized nor the par value of the Company's capital stock were changed as a result of the reverse stock split. In addition, the voting and other rights of the Common Stock were not changed, with each share of Common Stock outstanding after the reverse stock split carrying one vote. The exercise prices and conversion price of the Company's outstanding stock options and its Senior Series B Convertible Preferred Stock, respectively, were adjusted so that one-third the number of shares of Common Stock are issuable upon the exercise or conversion thereof. The reverse split had no effect on the number of shares outstanding of the Company's 6% Convertible Preferred Stock or on the conversion price of such shares, which is calculated as a discount to market value at the date of conversion.

(e) As of December 14, 1998, employees of the Company holding approximately 95% of the stock options outstanding under the Company's 1994 Employee Stock Option Plan and its 1993 Stock Option Plan entered into agreements with the Company pursuant to which the exercise prices of such options were reduced to fair market value of the Common Stock as of such date. Such stock options were further amended so that no such option may be exercised until December 15, 1999.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Special Meeting of Stockholders held on December 28, 1998, the stockholders of the Company approved the one for three reverse stock split and certain other changes to the Company's Restated Articles of Organization, and authorized the issuance of up to 2,500,000 shares (post-split) of Common Stock in a private placement. The reverse stock split and other amendments were approved by a vote of 6,869,900 in favor, 174,399 against and 16,550 abstentions. The stock issuance was approved by a vote of 3,359,898 in favor, 202,116 against and 19,202 abstentions. A more complete description of these matters appears in the Company's Proxy Statement dated December 4, 1998.

ITEM 5. OTHER INFORMATION

As of December 31, 1998, the Company had reached agreement in principle, and signed a letter of intent, under which the Company would acquire from Finpiave, S.p.A. its 69% ownership interest in Interleaf Italia S.r.l., which distributes the Company's products in Italy. Interleaf currently owns the remaining 31% of Interleaf Italia S.r.l. Since that date, the parties have successfully negotiated the final terms of the transaction, and the Company expects that the definitive agreements will be executed, and the transaction consummated, before the end of February, 1999.

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

               27                       Financial Data Schedule

(b)(1) Amendment to Current Report on Form 8-K/A was filed by the Company on November 12, 1998, providing financial information concerning PDR Automated Systems and Publications, Inc., a company acquired by Interleaf as reported in the prior quarter.

(2) A Current Report on Form 8-K was filed by the Company on November 27, 1998 with respect to the call of the Special Meeting described in Part II, Item 4 above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 16, 1999

                                   /s/ Peter J. Rice
                                   ---------------------------------------------
                                   Peter J. Rice,
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)