Form 10-K
period 1998-09-30
INTERLEAF INC /MA/
filed 1999-06-29
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR FISCAL YEAR ENDED MARCH 31, 1999 or

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the transition period from ______________ to ______________.

COMMISSION FILE NUMBER: 0-14713

                                INTERLEAF, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                         04-272042
      (State or Other        (I.R.S. Employer Identification No.)
      Jurisdiction of
     Incorporation or
       Organization)
     62 FOURTH AVENUE                       02451
  WALTHAM, MASSACHUSETTS
   (Address of Principal                  (Zip Code)
    Executive Offices)

                                 (781) 290-0710
                        (Registrant's Telephone Number,
                              Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

    Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

    The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 23, 1999 was $67,226,377, based on the last reported sale price of $6.25 on the Nasdaq National Market on that date. As of June 23, 1999, 11,230,720 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report (Items 10, 11 and 12).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORWARD LOOKING INFORMATION

    Some of the statements contained in this Annual Report and in the documents incorporated by reference are forward-looking. The following and similar expressions identify forward-looking statements:

    - expects;

    - anticipates; and

    - estimates.

    Forward-looking statements include, but are not limited to, statements related to:

    - Interleaf's plans, objectives, expectations and intentions;

    - the timing of, availability and functionality of products under development or recently introduced; and

    - general economic conditions.

    Actual results may differ materially from those suggested by the forward-looking statements for various reasons, including those discussed under "Risk Factors." These forward-looking statements speak only as of the date of this Annual Report, or in the case of forward-looking statements in documents incorporated by reference, as of the dates of those documents.

                                  *    *    *

    Effective December 31, 1998, the Company declared a 1 for 3 reverse split of its common stock. Par value did not change as a result, and all share, per share data and other information in this Annual Report is presented giving effect to the 1 for 3 reverse split.

                                  *    *    *

    Interleaf-Registered Trademark- and Panorama-Registered Trademark- are registered trademarks of Interleaf, Inc., and BladeRunner(TM), I5(TM), I6(TM), I7(TM), E-content(TM), E-publishing(TM), Information Manager(TM), Worldview(TM), WordView Press(TM), RDM(TM), RDM-X(TM,) BusinessWeb(TM) and BUSINESSWEB PLUS(TM) are trademarks of Interleaf, Inc. Microsoft-Registered Trademark- Word(TM) is a trademark of Microsoft Corporation. Other company and product names may be trademarks of the respective companies.

-C- 1999 Interleaf, Inc. All rights reserved.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Interleaf and its subsidiaries ("Interleaf" or the "Company") develop and market software products and services which address two distinct markets, referred to as "E-publishing" and "E-content". The Company's traditional solutions, which are used in the creation, publication, management and distribution of electronic and paper documents are targeted to the E-publishing market. The Company's traditional E-publishing software products enable customers to compose, edit, view and print documents and to control, manage and distribute those documents, thereby enabling the Company to offer its customers a cost-effective and efficient means of maximizing the value from their information assets.

    Interleaf's E-content solutions are comprised of a new software product called BladeRunner and related services, and are targeted at a market called "Enterprise Content Management". BladeRunner, enables customers to create, manage and re-use information at a level of detail determined by the customer, using eXtensible Markup Language ("XML") as its technology backbone and Microsoft Word for content creation. Customers are able to:

    - seamlessly integrate the "information chain"--connecting customers with their suppliers, customers and other members of their extended enterprise

    - apply intelligence, structure and style to corporate information

    - generate output in a variety of formats, and

    - dynamically integrate that information with other electronic and business processes in support of their E-business initiatives.

    BladeRunner enables organizations to realize improved time to market, increase revenues and gain competitive advantage by providing a solution designed to leverage information content and facilitate business transactions throughout the information value chain.

    While the Enterprise Content Management market and E-content solutions are new for the Company, they represent the logical progression of Interleaf's traditional business. During fiscal 1999, Interleaf realized that its E-publishing and E-content solutions require different resources, strategies and investments in order to be successful, and that the measurement of success is very different for each. As a result, during the first quarter of fiscal 2000 the Company has dedicated separate management, development, sales and support resources to its E-publishing and E-content solutions. The Company intends to change its reporting segments for fiscal year 2000 to separately reflect results from its E-publishing and E-content operations. However, this Annual Report continues to reflect operations segmented by geography, and revenues segmented between product, maintenance and services.

TRADITIONAL E-PUBLISHING PRODUCTS

    Since its inception, Interleaf has primarily focused on the development and marketing of electronic publishing software, traditionally used for the authoring and publication of technical documentation. The Company expanded its product line to include a document management system which provides document storage in and retrieval from a robust repository. Additional products have provided demand print, document collections and viewing, intranet publishing and ancillary functionality. These products were initially developed for Unix workstations, and in fiscal 1996 certain products were released for personal computers ("PCs") running Microsoft Windows and Windows NT. The Company released the latest version of its flagship E-publishing product, Interleaf 7 ("I7"), in the fourth quarter of fiscal 1999, with additional functionality, improved user interface and enhanced performance.

    Interleaf provides its traditional, high-end technical publishing software and services to many of the world's largest manufacturing, industrial, utility, transportation and financial services companies, and the Company realized a strong revenue stream from this market in prior years. However, the technical publishing software market is largely saturated, the customer base is consolidating due to global mergers and acquisitions among the Company's largest corporate customers and competition is increasing from the steadily-improving functionality of low-end PC-based products, such as Microsoft Word. This consolidation and increased competition has had a negative impact on Interleaf's E-publishing revenue and business (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

    The Company is attempting to offset this downward pressure on its traditional product revenue in two ways. First, the Company has released new versions of its traditional products, providing additional functionality, enhanced performance, Year 2000 compliance and error corrections. Second, Interleaf intends to emphasize the delivery of its products and consulting services as an integrated package, and the Company is adopting an outsourcing approach to sales, where Interleaf would take responsibility for all aspects of its traditional customers' technical document production process.

NEW E-CONTENT PRODUCT DEVELOPMENT

    The software industry is characterized by rapid technological change, which requires the continuing enhancement of existing products and development of new products. After extensive market research and planning, Interleaf has shifted its corporate strategy and is focusing on the emerging Enterprise Content Management market. Enterprise Content Management solutions enable a customer to break down its information into reusable units, and to re-use and re-purpose those information units in its documents (both electronic and paper) using structure and intelligence which reflect the needs and business processes of the customer and its extended enterprise. Interleaf believes that it has a foothold in this market, by virtue of its technology expertise (including technology developed in its former Xtreme product line), custom application development experience and large customer base.

    As the Company expected, XML is emerging as a de facto technology standard for web-based information publishing. XML adds structure to information at whatever level is required, and separates and allows control of that structure, so that the information can be easily distilled, cataloged and reused within companies and between business partners. XML will enable the delivery of just-in-time, customized documents through the assembly of small, easily-identifiable and compatible information components, or elements. XML also enables document-to-document information processing, which will facilitate electronic commerce.

    In early 1998, Interleaf announced the development of BladeRunner, which will support Microsoft Word as the primary user authoring environment (along with I7 and other authoring products), and enable the creation and sharing of XML document elements without requiring a technical knowledge of XML. These features are critical to the wide adoption of BladeRunner and Interleaf's Enterprise Content Management solution, because users will expect to create new content and assemble custom documents within a familiar authoring environment.

    During the second quarter of fiscal 1999, a non-commercial version of BladeRunner was released, and licensed to several companies as part of Interleaf's "Early Adopter Program", or "EAP". These companies each purchased BladeRunner, together with Interleaf consulting services, in order to test the technology and develop a pilot application as a first step towards implementing a full-scale Enterprise Content Management solution.

    BladeRunner was made commercially available on schedule in June of 1999. Successive versions have been scheduled for release later in fiscal year 2000.

CONSULTING AND OUTSOURCING.

    The Interleaf Professional Services Group (IPSG) provides software installation, custom application development, implementation and other consulting services. Engagements for both the E-publishing and E-content solutions typically run from a few days to help a customer scope and plan its Interleaf-based application project, to several months for a turnkey delivery of a custom application.

    Interleaf's solutions-based approach to sales is also a key aspect of the Company's Enterprise Content Management strategy. The Company believes that, due to the complexity of its E-content solutions and the early stage of the Enterprise Content Management market and its technology and standards, the successful implementation of an Enterprise Content Management solution will necessarily require a relatively large component of services.

PRODUCTS

E-CONTENT PRODUCT

    BLADERUNNER. BladeRunner is the Company's comprehensive, XML-based E-content software product, and operates on Windows NT for the server and publishing client and on any Microsoft Windows configuration supporting MS-Word for the authoring client. BladeRunner is the first complete Enterprise Content Management solution that harnesses industry standards such as XML and Microsoft Word to deliver the reusability benefits of structured information in content-critical business solutions. BladeRunner enables organizations to design, create, manage and publish business information throughout the information value chain that connects BladeRunner customers with their customers, suppliers and distributors. BladeRunner consists of four modules, with the features indicated:

        THE CONTENT DESIGN MODULE: aids in the analysis of the information requirements of the customer's applications, graphically depicts the relationships among the detailed information components, and translates information component relationships into Document Type Definitions ("DTDs").

        THE CONTENT CREATION MODULE: generates valid XML using Microsoft Word as the author interface, captures content from any authoring tool that produces valid XML, validates content at the author's desktop, and allows the creation of content locally, or remotely across the extended enterprise.

        THE CONTENT MANAGEMENT MODULE: allows the user to define the level of granularity at which the content will be tagged, stored and managed. This module stores and manages all related elements and meta-data, validates the content validation against a DTD, and provides workflow design and management. This module includes an open object oriented repository, and due to its open, standards-based architecture, it will work with both object oriented and relational databases. Data adaptors will connect the repository with ERP, ERM and other enterprise applications.

        THE CONTENT PUBLISHING MODULE: enables business rules-based and media-aware conditional presentation with eXtensible Style Language ("XSL"), resulting in content re-use and re-purpose for multiple media. The user's content is selected, sequenced, organized and prepared for styling and rendering, and then published dynamically to paper, CD-ROM and electronic output for Web and corporate intranets, in output formats such as XML, HTML, Postscript, PDF and Interleaf formats.

    RDM-X. RDM-X will be a comprehensive migration solution for customers of Interleaf's traditional document management system (RDM) to upgrade to BladeRunner. RDM-X is designed to leverage customers' investment in their document management solution while enabling them to implement the benefits of content management and of the emerging XML and XSL information standard.

    RDM-X will be available as a phased approach enabling a seamless upgrade path for RDM customers to move to an XML-based E-content solution. RDM customers will initially receive BladeRunner's authoring and publishing capabilities integrated with the RDM repository, providing the ability to create

XML, store the files in the RDM repository, and begin publishing XML to multiple formats using XSL. Ultimately these customers may purchase BladeRunner's repository to implement a complete XML-based E-content solution.

    INFORMATION MANAGER. Information Manager, purchased from Texcel International AB in fiscal 2000, is an XML and Standard Generalized Markup Language ("SGML") E-content repository and system that provides a Web-based client, workflow, version management, queries, electronic review and dynamic document assembly for multi-user authoring and editing environments. Customers use Information Manager to create intelligent, content-driven applications such as interactive electronic technical manuals, Web- and CD-ROM-based reference materials and on-demand research reports, as well as printed product and maintenance documentation. Information Manager is a client/server system with a Windows client and a Windows NT or UNIX server.

    This technology has been incorporated into BladeRunner. Interleaf will continue to support Information Manager for existing customers, and offer an upgrade path to BladeRunner to enable those customers to benefit from BladeRunner's additional functionality.

E-PUBLISHING PRODUCTS

    The Company currently markets a broad suite of software products which are sold both individually and as parts of an integrated solution. These products include I7 for publishing, WorldView for on-line distribution of document collections, RDM for document management, BusinessWeb Plus for intranet publishing of Interleaf-based documents, Panorama for distribution of SGML documents, and CD Web Publisher for publishing information on CD media. The Company also markets consulting and training services and provides technical support to enable its customers to reap the maximum benefit from their investment in Interleaf tools and applications.

    INTERLEAF 7. Interleaf 7, or I7, is the Company's flagship E-publishing product. I7 is a complex authoring and publishing engine, which operates on UNIX workstations, Windows NT and Windows operating systems. Information-driven and collaborative publishing processes require a publishing engine such as I7 to assimilate information from documents originating from a variety of sources (i.e. either a single document containing thousands of pages or a collection or library of interrelated documents). I7 enables customers to reuse this information and re-purpose it for different distribution media: paper, Internet, intranet, local area network ("LAN"), wide area network ("WAN"), CD-ROM or for On-Demand Printing. These documents share common characteristics such as multiple authors, controlled revisions and long life cycles. I7 automates complex document processes by providing tools for creating and maintaining documentation. By leveraging 32-bit operating environments, I7 can execute rapid changes across large document collections, maintaining cross references, autonumbering and pagination.

    WORLDVIEW. WorldView is an I7-based application suite for electronic document distribution, which enables customers to transform various types of electronic data into collections of interrelated information for distribution online, by CD-ROM, diskette and other media types. Customers may merge and assimilate documents ranging from single page reports to thousands of pages of documentation that may originate in different formats and different applications throughout an organization.

    RDM. RDM is a robust document management solution designed for large, complex and dynamic documentation. RDM manages document objects from a variety of sources such as I7, Microsoft Word and other text, CAD drawings, spreadsheets, graphics and audio clips. RDM manages document workflow revision cycles and serves as the basis for online publishing and document collection updates. RDM runs on UNIX and Microsoft Windows 95 and NT.

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

SERVICES

    CONSULTING AND OUTSOURCING.  The Interleaf Professional Services Group
(IPSG) has been particularly active in building sophisticated E-publishing applications in the manufacturing, transportation and financial services markets. As a strategy to increase revenue from sales of its traditional products, the Company is increasing its promotion of turnkey solutions. Interleaf is also considering an outsourcing model for the E-publishing market, where Interleaf would take responsibility for all aspects of the technical document production process. The Company is currently establishing an outsourcing capability to offer to its customers, and may consider seeking partnership opportunities with established outsourcing companies.

    In the new E-content business, IPSG is instrumental in insuring that the initial BladeRunner customers understand the new system and are successful in deriving value and meeting their goals. The Company offers packages of IPSG services and BladeRunner software designed to enable customers meet well-defined and manageable objectives, starting with pilot projects, continuing with enterprise-wide system design, planning and development, and continuing through a complete Enterprise Content Management system implementation. An example of this type of packaging is the Company's E-Base solution, which delivers an XML-based E-content foundation in just two weeks. This package includes 1 day of implementation, 2 days of training, 7 days of consulting, and a BladeRunner license limited to permit the development, testing and use of one pilot content management application.

    TECHNICAL SUPPORT AND TRAINING. Interleaf offers its customers maintenance contracts that currently provide them with software upgrades, bug fixes and technical support. Interleaf operates two main technical support centers--one at its corporate headquarters in the United States and the other, providing European-wide support, in Germany. Smaller support centers are also located in Australia and Japan.

    The Company also markets a wide variety of training courses to help customers use the Interleaf tools quickly and effectively. Training is performed on a global basis at Interleaf facilities, satellite locations and customer sites.

MARKETS AND CUSTOMERS

    Interleaf's E-publishing solutions have historically targeted the technical documentation segment of the electronic publishing market. Its customers are among the largest and most highly-regarded companies in a wide range of markets, including process manufacturing, discrete manufacturing, financial services, government and transportation. The Company has decided to closely focus in the future on selected vertical markets, including manufacturing and the financial services market.

    The Company's installed-base of E-publishing customers provides a strong point of departure as Interleaf moves to establishing itself as a leading supplier of Enterprise Content Management solutions to companies in the manufacturing and financial services segments of this market.

    Interleaf's E-content solutions are targeted to large organizations undergoing extensive E-Business initiatives, such as the following two examples. BladeRunner is targeted to product manufacturers who have short development cycles, where products/product information frequently changes, and where the re-use and publishing simplicity of business content are key drivers. BladeRunner is also targeted to information providers, including commercial publishers, training companies and organizations, financial services, healthcare, government agencies and technology companies where the abilities to customize, personalize, re-use and re-purpose business information are key drivers.

SALES AND DISTRIBUTION

    UNITED STATES. In the United States, Interleaf distributes its software products and consulting services primarily through direct field sales and telesales representatives to large corporations.

    DIRECT CHANNEL. Currently, the Company sells its software products and consulting services to large organizations primarily through a direct field sales force assigned to regional and named-account territories, and through a telesales operation that supports the direct sales force. In fiscal 2000, Interleaf plans to focus much of its direct sales force on selling to large manufacturers, which make up the largest portion of its installed base. The Company also operates a dedicated telesales organization to market its complex publishing products and maintenance services to its installed base of customers. Interleaf maintains sales and service offices in five United States locations.

    ALTERNATE CHANNELS. The Company has agreements with a limited number of value-added resellers (VARs) to market and distribute its software products. During the past three fiscal years, domestic revenues attributable to VAR sales were not significant. As part of its E-content strategy moving forward, the Company will actively pursue distribution partnerships with solution providers who offer domain knowledge, have vertical market application expertise and have an established market presence in their area of concentration. In addition, the Company is seeking to create business partnerships with large system integrators such as IBM, SAIC, Ernst & Young or Andersen Consulting, in order to extend BladeRunner's market exposure and penetration.

    INTERNATIONAL. The Company primarily markets its software products and services in Canada, Europe and Asia through its wholly-owned subsidiaries in Australia, Canada, France, Germany, Japan and the United Kingdom. In Italy, Interleaf products were sold exclusively through Interleaf Italia S.r.l., in which Interleaf held a 31% capital interest. During fiscal 1999, Interleaf purchased the remaining 69% of capital in Interleaf Italia, which is now a wholly-owned subsidiary of the Company. From 1989 through June, 1997, Interleaf had been selling its products in Latin America through an exclusive distributor. The Company has repurchased the distribution rights and is now selling directly in Latin America. The revenues from Latin America have been insignificant.

    Interleaf's operations in Japan and Australia have experienced a decrease in revenue, which is due in part to the general economic downturn in Japan and the Asia-Pacific region. This economic downturn has affected the purchasing power and patterns of Interleaf's customers, which in turn affects Interleaf's revenue in the region.

MANUFACTURING

    The Company outsources its manufacturing operations, which include the duplication of tapes, diskettes, CDs, and printed documents, assembling, and final packaging. The Company's outsourcing vendor is reliable, and alternative vendors are readily available.

BACKLOG

    The Company generally manufactures its software on the basis of its forecast of near-term demand and generally ships to end users within thirty (30) days after receipt of the order. Consequently, the Company's product backlog is not indicative of future sales levels, or material to an understanding of its business. The Company does have a material backlog in consulting services, which represents projects which are underway or scheduled for commencement in the future.

COMPETITION

    The electronic publishing, distribution, viewing and document management markets are highly competitive. Some of the competitors in those markets are larger and have greater resources than the Company. The introduction and market acceptance of new technologies, such as the Internet and Intranet, have also offered new forms of opportunity and competition for the Company's existing products.

    In the electronic publishing and viewing segments of the E-publishing market, the Company competes primarily with Adobe Systems Inc. In the document management market segment, the Company competes with numerous companies, including Documentum, Inc. and PC Docs, Inc. Principal competitive factors in these markets include product functionality, custom application development expertise, customer support, ease of use, integration, and price.

    The Company's products, integrated with each other, blended with specialized services, and used across different hardware platforms, are its principal competitive advantages in a market that is fragmented, with many companies offering only separate parts of a solution. The Company also believes that its ability to provide Enterprise Content Management solutions for customer-specific business problems will increasingly distinguish the Company from its competitors in the E-publishing market.

    In the Enterprise Content Management market, the Company competes primarily with Inso Corporation. Certain companies, such as Chrystal Software, Incorporated and ArborText, Inc., offer partial solutions to customers, and they may jointly market their products in order to provide a more complete solution such as that offered by Interleaf. Principal competitive factors in these markets include the use of a non-proprietary authoring tool, the ability to use and exploit XML as a new technology, product functionality, custom application development expertise, customer support, ease of use, integration, and price. The Company believes that BladeRunner's ability to use Microsoft Word as an authoring front-end, and the end-to-end breadth of its solution (particularly its extensive publishing capabilities) will distinguish BladeRunner from its competitors and enable the Company to emerge as a leader in this market.

RESEARCH AND DEVELOPMENT

    The Company spent $8.9 million on research and development in fiscal 1999, including $1.4 million of capitalized software development costs, $8.9 million in fiscal 1998 and $15.0 million in fiscal 1997. During 1998 and 1997 these amounts were spent largely on the continued enhancement of the Company's existing E-publishing products, and on development of new technology such as the Company's Java-based viewing software. During fiscal 1999, much of the Company's R&D efforts were concentrated on the development of BladeRunner.

EMPLOYEES

    As of March 31, 1999, the Company employed 338 full-time employees worldwide, of whom 55 were employed in research and development, which includes quality assurance and technical documentation, 134 in domestic sales operations, including services, 35 in domestic customer support, 8 in corporate marketing, 36 in finance and administration, and 70 in the Company's international operations. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in demand throughout the industry. None of the Company's employees are represented by a labor union. Interleaf believes that its employee relations are good.

PRODUCT PROTECTION

    The Company relies on a combination of copyright, trade secret, patent and trademark laws, license agreements and technical measures to protect its rights in and to its software and its product names. However, for the reasons discussed below under "Risk Factors--Dependence on Proprietary Technology; Risks of Infringement", and due to rapid technological change in the software industry, the Company believes that patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of employees as well as product and company name recognition.

    The Company relies primarily on copyright laws of the United States and other jurisdictions and on written software license agreements to protect its intellectual property rights in its software products. Although the Company's license agreements prohibit both the unauthorized use, copying or distribution of the Company's products, and the disclosure of the proprietary aspects of its products, it is technically possible for competitors to copy aspects of its products in violation of the Company's rights.

    In addition, the Company has obtained a U.S. patent which provides the Company with exclusive rights to certain inventions embodied in its I7 and RDM products. The Company has applied for another patent covering its Java-based viewing technology, and it may apply for additional patents in the future.

    The Company has obtained trademark registrations of INTERLEAF and PANORAMA in the United States and certain foreign jurisdictions. In addition, E-CONTENT, E-PUBLISHING, I5, I6, I7, BLADERUNNER, WORLDVIEW, WORLDVIEW PRESS, RDM, RDM-X, BUSINESSWEB, PANORAMA, CD WEB PULISHER, and INFORMATION MANAGER are trademarks of the Company.

ITEM 2. PROPERTIES

    The Company's principal executive, administrative and research and development operations are located in two buildings in Waltham, Massachusetts, cumulatively totaling approximately 40,900 square-feet, which the Company occupies under leases expiring in December 2001 and December 2002, respectively.

    The Company also leases sales and support offices in ten locations in the United States and seven foreign locations for its subsidiaries.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

    The Company's common stock is listed on the Nasdaq National Market of The NASDAQ Stock Market, Inc. ("NASDAQ") under the symbol LEAF. On June 23,1999 there were 800 holders of record of the Company's common stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms. The high and low closing sale prices for the common stock for the last two fiscal years are as follows:

    FISCAL 1999:

QUARTER ENDED                                   JUNE 30      SEPTEMBER 30       DECEMBER 31     MARCH 31
--------------------------------------------  -----------  -----------------  ---------------  -----------
High........................................     10 5/16           5 5/8            3 3/16         4 3/16
Low.........................................       5 5/8           2 1/4           1 11/16          1 3/4

    FISCAL 1998

QUARTER ENDED                                   JUNE 30     SEPTEMBER 30     DECEMBER 31     MARCH 31
--------------------------------------------  -----------  ---------------  -------------  -------------
High........................................      5 1/16         10 1/2        11 29/32         11 1/4
Low.........................................     2 23/32         4 5/16           7 7/8          8 1/4

    Through the end of its 1999 fiscal year, the Company has never paid cash dividends on its common stock.

    In the fourth quarter of fiscal 1999, the Company received net proceeds of $3.9 million from a private placement financing. Those such proceeds were used to redeem and convert the Series C Stock and Series D Stock, respectively. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. SELECTED FIVE-YEAR FINANCIAL DATA

YEAR ENDED MARCH 31                                          1999A      1998       1997B       1996C      1995D
---------------------------------------------------------  ---------  ---------  ----------  ---------  ----------
                                                                (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Total revenues...........................................  $  45,194  $  52,577  $   64,823  $  88,557  $   87,856
                                                           ---------  ---------  ----------  ---------  ----------
Net income (loss)........................................  $  (1,125) $   2,436  $  (29,550) $     311  $  (48,362)
                                                           ---------  ---------  ----------  ---------  ----------
Net income (loss) applicable to common stockholders:
    Basic................................................  $   7,081  $   1,978  $  (29,550) $     311  $  (48,362)
    Diluted..............................................  $  (1,198) $   2,208  $  (29,550) $     311  $  (48,362)
                                                           ---------  ---------  ----------  ---------  ----------
Net income (loss) per share:
    Basic................................................  $    1.01  $    0.33  $    (5.11) $    0.06  $   (10.41)
    Diluted..............................................  $    (.14) $    0.27  $    (5.11) $    0.05  $   (10.41)
                                                           ---------  ---------  ----------  ---------  ----------
Shares used in computing net income (loss) per share:
    Basic................................................      7,019      5,952       5,781      5,186       4,646
    Diluted..............................................      8,687      8,269       5,781      6,165       4,646
                                                           ---------  ---------  ----------  ---------  ----------
Total assets.............................................  $  37,812  $  39,388  $   37,900  $  48,916  $   50,793
                                                           ---------  ---------  ----------  ---------  ----------
Long-term obligations....................................  $   1,234  $   2,063  $    2,955  $     773  $      625
                                                           ---------  ---------  ----------  ---------  ----------
Total shareholders' equity (deficit).....................  $   9,229  $   9,310  $     (772) $  15,419  $   10,615
                                                           ---------  ---------  ----------  ---------  ----------
Common shares outstanding................................     10,382      6,052       5,820      5,566       4,735
                                                           ---------  ---------  ----------  ---------  ----------

------------------------

    a. Fiscal 1999 results include a charge of $.6 million for purchased in-process research and development.

    b. Fiscal 1997 results include $10.9 million of restructuring charge for restructuring of the Company's worldwide operations, a $2.3 million write-off of intangible assets, and a $2.5 million write-off of capitalized software, inventory and prepaid royalties.

    c. Fiscal 1996 results include a $1.2 million benefit from the settlement of a dispute with a joint venture partner.

    d. Fiscal 1995 results include a $15.2 million write-off of goodwill related to the acquisition of distributorships in Canada, France and Germany, a $7.1 million charge for restructuring the Company's worldwide operations, a $2.0 million write-off of capitalized software development costs, and a $1.9 million charge for revaluation of the Company's deferred tax asset.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company reported a net loss of $1.1 million on revenues of $45.2 million in fiscal 1999 compared with net income of $2.4 million on revenues of $52.6 million in fiscal 1998 and a net loss of $29.6 million on revenues of $64.8 million in fiscal 1997. Much of the decline in revenue is due to a decrease in product revenue and the related decline in maintenance and service revenue caused by the continuing saturation and consolidation of the market for complex authoring products and the increasing popularity of low-end versions of Windows-based authoring software. The Company has continued to develop BladeRunner, Interleaf's new Enterprise Content Management product targeted to its customers' extended enterprises.

    IMPACT OF CERTAIN REDEMPTIONS. The Company has recorded preferred stock dividends of $.6 million in deriving net income applicable to common shareholders for basic earnings per share in fiscal 1999. Additionally, for purposes of calculating basic earnings per share, the Company recorded gains on the redemption of all outstanding shares of its Series C Stock and conversion of 79% of its Series D Stock aggregating $8.8 million. Therefore, the Company's net income applicable to common shareholders was $7.1 million in fiscal 1999 for purposes of basic earnings per share. For purposes of calculating diluted earnings per share, all of the gains on redemption of outstanding shares of Series C Stock and conversion of Series D Stock have been excluded in the calculation and only the dividends on shares of Series C Stock and Series D Stock redeemed and converted, respectively, in fiscal 1999 were included in the calculation of diluted earnings per share for fiscal 1999. For purposes of diluted earnings per share, the Company had a net loss applicable to common shareholders of $1.2 million in fiscal 1999. In fiscal 1998, for purposes of calculating basic earnings per share, the Company recorded dividends on its Series C Stock and Series D Stock outstanding of $.5 million, resulting in net income applicable to common shareholders of $2.0 million. For purposes of calculating diluted earnings per share, only dividends on the Series C stock were included. Therefore, net income applicable to common shareholders for purposes of diluted earnings per share was $2.2 million in fiscal 1998.

    IMPACT OF CERTAIN ACQUISITIONS. Effective August 31, 1998, the Company purchased 100% of the outstanding common shares of PDR Automated Systems and Publications, Inc. ("PDR"). PDR provides subcontracting and outsourcing services for the development, management and distribution of information, and has developed certain technology surrounding image processing. The acquisition has been accounted for as a purchase business combination and, therefore, the operating results of PDR have been included in the Consolidated Statement of Operations since the date of acquisition. The Company paid cash of $2.9 million and depending upon certain financial contingencies, may be obligated to pay an additional $3.0 million or more, payable in stock, except that the Company may pay in cash under certain circumstances. Of this $3.0 million additional amount, $.7 million is guaranteed and was accrued in the second quarter of fiscal 1999. The Company recorded costs associated with the acquisition of $.1 million related to valuation services, legal and audit fees.

    During the second quarter of fiscal 1999, the purchase price was allocated to the net tangible and intangible assets of PDR as follows (net of negative goodwill of $1.4 million):

                                                                            (AMOUNTS IN MILLIONS)
                                                                           -----------------------
Net tangible assets acquired.............................................         $     1.3
Outsourcing operations...................................................               1.4
Core technology..........................................................                .5
Acquired in-process research and development.............................                .3
Assembled workforce......................................................                .2
                                                                                        ---
                                                                                  $     3.7
                                                                                        ---
                                                                                        ---

    During the fourth quarter of fiscal 1999, the Company paid the first $1.5 million installment payment in stock upon the achievement of the specified revenue levels. That common stock has been classified as redeemable common stock at March 31, 1999 due to certain redemption rights of the holders. This payment, $.7 million of which was previously accrued, was allocated as follows: $.4 million to outsourcing operations, $.2 million to core technology, $.1 million to acquired in-process research and development and $.1 million to assembled workforce. The Company may still be obligated to pay an additional $1.5 million or more upon successful achievement of certain additional financial contingencies.

    It has been determined that technological feasibility of the in-process research and development ("IPR&D") purchased from PDR has not been established and that the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased IPR&D of approximately $.4 million. The intangible assets will be amortized on a straight line basis over estimated useful lives ranging up to ten years.

    In connection with the acquisition of PDR, the Company initially recorded $.8 million of purchased IPR&D during the second quarter of fiscal 1999. While the Company had obtained a valuation from an independent appraiser supporting the amount, consideration of evolving practice surrounding the valuation of IPR&D resulted in an adjustment to reduce such charge from $.8 million to $.3 million during the second quarter of fiscal 1999. The Company has restated its second and third quarter financial results to reflect that adjustment. The effect of the restatement was to decrease the charge for acquired IPR&D from $.8 million to $.3 million, increase core technology from zero to $.5, decrease assembled workforce from $.3 million to $.2 million and increase outsourcing operations from $1.3 million to $1.4 million. As a result of these changes, the net loss for the quarter ended September 30, 1998 decreased to $2.1 million from $2.6 million and basic and diluted net loss per share for the quarter ended September 30, 1998 decreased to $(0.42) per share from $(0.49) per share. The net income for the quarter ended December 31, 1998 was not significantly impacted by the restatement.

    The valuation of acquired IPR&D was based on management's projections of the after tax net cash flows attributable to the IPR&D. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with said completed efforts for one generation of the product development efforts in-process at the acquisition date. The charge for acquired IPR&D relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from PDR as well as the Company's valuation advisors.

    The in-process project consists of the development of PDR's existing Check Image Processing ("CIP") product, which will allow users to operate the CIP product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of porting to various platforms, Year 2000 compliance, enhancing graphics and quality testing. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 45% complete) and costs to complete were estimated to total approximately $200,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 2000. Interleaf will begin to benefit from the acquired IPR&D once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and core technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

    Significant assumptions used to determine the value of the acquired IPR&D included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by Interleaf management. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expense that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 45% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from PDR along with the Company's independent valuation advisors. Third, a 30% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. Lastly, a core technology charge reflected as one third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

    As of March 31, 1999, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

    Effective September 11, 1998, the Company acquired the Panorama and CD Web Publishing product lines from Softquad Inc. for $.4 million. The acquisition provides the Company with products which are complementary to its existing complex publishing product line and in-process technologies which are expected to contribute to the development of the Company's new E-content products. The total fair value of the net assets acquired was approximately $.1 million.

    In connection with this acquisition, it has been determined that technological feasibility of the purchased IPR&D has not been established and the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased IPR&D of $.2 million. The excess of purchase price over the fair value of the assets acquired ($.1 million) has been recorded as goodwill, and will be amortized on a straight line basis over five years. This acquisition is not considered material to the Company's financial position or results of operation.

    Effective January 1, 1999, the Company acquired 69% of the outstanding common stock of Interleaf Italia, S.R.L. ("Interleaf Italia"). The Company previously owned 31% of Interleaf Italia. Interleaf Italia provides distribution, support and consulting services for Interleaf products in Italy. The acquisition has been accounted for as a purchase business combination and, therefore, the operating results of Interleaf Italia have been included in the Consolidated Statement of Operations since January 1, 1999. The Company paid cash of $.4 million, issued .3 million shares of common stock valued at $.6 million, warrants to purchase .2 million shares of common stock valued at $.1 million and two future payments of $.2 million each, payable in 12 and 24 months. In connection with the acquisition, the acquired net tangible assets of Interleaf Italia were recorded at $.3 million, which approximates fair value. The Company also recorded $1.2 million of goodwill which will be amortized on a straight line basis over an estimated useful life of seven years.

RESULTS OF OPERATIONS

REVENUES

    PRODUCT: In the fiscal years ended March 31, 1999, 1998 and 1997, worldwide product revenues were $9.5 million, $13.3 million and $18.8 million, respectively, representing 21%, 25% and 29%, respectively, of the Company's total revenues. There was a decrease in total product revenue of $3.8 million (29%) in fiscal 1999 from fiscal 1998, and a decrease of $5.5 million (29%) in fiscal 1998 from fiscal 1997. In fiscal 1999, revenue declined in the Americas and Asia Pacific segments and increased in Europe in comparison with fiscal 1998. The increase in Europe was mainly attributable to one large order of approximately $1.0 million and to the acquisition of Interleaf Italia, neither of which affected fiscal 1998. In fiscal 1998, revenue declined in all geographic regions in comparison with 1997. The continued decline in product license revenue was due to several factors. The first factor was the saturation of the market for high-end authoring software. Second, there was considerable consolidation in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue. Third, Windows-based publishing software has become increasingly popular and powerful, performing an increasing proportion of the complex authoring functions previously performed only by those products of Interleaf and its complex authoring competitors.

    The Company has refocused its business strategy on providing a new family of Enterprise Content Management products targeted toward specific vertical markets. While the Company has built well-accepted integrated document publishing solutions for individual customers, it has not yet demonstrated the ability to develop, market and sell Enterprise Content Management products. There is no assurance that the Company will be successful in implementing this strategy. In fiscal 1999, the Company made a pre-release version of its BladeRunner product available through an Early Adopter Program ("EAP"). Additionally, since the Company's services and maintenance revenues are largely dependent on new product licenses, these revenue components have also experienced downward pressure, which may continue.

    MAINTENANCE: In the fiscal years ended March 31, 1999, 1998 and 1997, worldwide maintenance revenues were $21.3 million, $26.1 million and $29.0 million, respectively, representing 47%, 50% and 45%, respectively, of the Company's total revenues. There was a decrease in total maintenance revenue of $4.8 million (18%) in fiscal 1999 from fiscal 1998, and a decrease of $2.9
million (10%) in fiscal 1998 from fiscal 1997.   Future maintenance revenue is
dependent on the Company's ability to maintain its existing customer base, to release new versions of its traditional products, and to increase maintenance contract volume related to the new content management products.

    SERVICES: Services revenue consists of revenue from consulting, technical document outsourcing and customer training. During the fiscal years ended March 31, 1999, 1998 and 1997, worldwide revenues from services were approximately $14.4 million, $13.2 million and $17.0 million, respectively, representing approximately 32%, 25% and 26% respectively, of the Company's total revenues. There was an increase in services revenue of $1.2 million (9%) in fiscal 1999 from fiscal 1998, and a decrease of $3.8 million (22%) in fiscal 1998 from fiscal 1997. The increase in services revenue is mainly attributable to the operations of PDR, which generated $3.3 million of revenue from date of acquisition, partially offset by the continuing decrease in services related to the Company's complex publishing products. The decrease in services revenue in fiscal 1998 compared with fiscal 1997 is attributable to a decrease in product revenues due to the maturation of the market for complex authoring products. Future services revenue is dependent on the Company's ability to maintain its existing customer base and to increase consulting, technical document outsourcing and training contracts based on the successful introduction of new products and growth of its newly acquired technical document outsourcing business.

SOFTWARE AND SERVICES

    AMERICAS: Revenues in the Americas were approximately $27.3 million (60%), $37.3 million (71%) and $41.3 million (64%) of total revenues during fiscal 1999, 1998, and 1997, respectively. The declines in fiscal 1999 and 1998 were primarily due to a decrease in product license revenue and the related impact on maintenance and consulting revenues partially offset by revenues from the acquisition of PDR.

    EUROPE: Revenues from the Company's European operations were approximately $13.5 million (30%), $12.6 million (24%) and $20.2 million (31%) during fiscal 1999, 1998, and 1997, respectively. The increase in revenues in fiscal 1999 compared with fiscal 1998 is primarily attributable to a large order of approximately $1.0 million and to the previously discussed acquisition of Interleaf Italia. The decrease in fiscal 1998 compared with fiscal 1997 was mainly due to lower product revenue and related impact on maintenance and services revenues.

    ASIA/PACIFIC: Revenues from the Company's Asia/Pacific operations were $1.1 million (2%), $2.7 million (5%) and $3.3 million (5%) in fiscal 1999, 1998 and 1997, respectively. The declines in revenues for 1999 and 1998 are attributable to lower product license revenues and the related impact on maintenance and service revenue.

OUTSOURCING

    AMERICAS: Revenues from outsourcing in fiscal 1999 are comprised solely of the results of PDR from the date of acquisition, August 31, 1999. As the acquisition was accounted for as a purchase, there are no comparable amounts reflected in the financial statements from fiscal 1998 and 1997.

FISCAL 2000

    During fiscal 2000 the Company will release its E-content products and services, which are designed to create, store, manage, reuse and re-purpose information in the Enterprise Content Management marketplace. To enhance the functionality of its E-content products, in the first quarter of fiscal 2000 the Company acquired certain assets and technology of Texcel International A.B., a former competitor in the Enterprise Content Management marketplace.

    During fiscal 2000, the Company plans to continue to develop and release upgrades to its traditional E-publishing products. The Company has decided to dedicate separate resources to the development, marketing and support of its E-publishing and E-content solutions, bringing increased focus and concentrated efforts to bear on each of these two markets. The Company also plans to continue to develop E-content product offerings which are focused on at least two vertical segments of the Enterprise Content Management market.

    Growth in revenues during fiscal 2000 will be largely dependent on the introduction and customer acceptance of the new and enhanced software to be released in fiscal 2000. Leveraging software products with services to provide web-based Enterprise Content Management solutions to its customers, improving sales force productivity and the effectiveness of the Company's investment in marketing and lead generation programs as well as the ability to grow its technical document outsourcing business will be key to the Company's ability to grow.

COSTS OF REVENUES

    Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. In the fiscal years ended March 31, 1999, 1998 and 1997, worldwide cost of product revenues were $2.6 million, $4.0 million and $7.5 million, respectively, representing 27%, 30% and 40%, respectively, of the Company's total product revenues. Total cost of product revenue decreased by $1.4 million (35%) in fiscal 1999 from fiscal 1998 and $3.5 million (47%) in fiscal 1998 from fiscal 1997. Decreases in the cost of product revenues are directly attributable to the decreases in product revenue.

    In the fiscal years ended March 31, 1999, 1998 and 1997, worldwide cost of maintenance revenues were $3.0 million, $3.7 million and $4.6 million, respectively, representing 14%, 14% and 16%, respectively, of the Company's total maintenance revenues. Total cost of maintenance revenue decreased by $.7 million (19%) in fiscal 1999 from fiscal 1998 and $.9 million (20%) in fiscal 1998 from fiscal 1997. The major reason for the decreases was a reduction in customer support personnel associated with the fiscal year 1995 and 1997 restructuring.

    In fiscal years 1999, 1998 and 1997 worldwide cost of services revenue was $13.1, $11.3 and $16.0 million, respectively, representing 91%, 86% and 94%, respectively, of the Company's services revenue. The increase of $1.8 million in fiscal 1999 is mainly attributable to the acquisition of PDR and additional service revenues compared with fiscal 1998. The increase in cost of services as a percentage of revenues reflects the pricing pressure in the Company's consulting service business coupled with increasing salary and related costs of consultants. The decrease of $4.7 million in 1998 compared with 1997 is due to a decline in product and services revenue and to the fiscal 1997 restructuring.

OPERATING EXPENSES

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"):   SG&A expenses decreased by
$2.4 million in fiscal 1999 compared with fiscal 1998 and by $14.8 million in fiscal 1998 compared with fiscal 1997. The decrease in fiscal 1999 compared with fiscal 1998 is primarily due to a continued focus on stringent cost controls by management, including an expense reduction initiative which began in September 1998. Additionally, SG&A expense was reduced by $.2 million as a result of the adjustment of certain accrued expenses for which it was determined an accrual was no longer necessary. The decrease in fiscal 1998 compared with fiscal 1997 was primarily due to significant personnel and facilities expense reductions related to the Company's fiscal 1995 and 1997 restructurings.

    RESEARCH AND DEVELOPMENT ("R&D"): R&D expenses consist primarily of personnel expenses to support product development, net of capitalized software development costs. In fiscal 1999, the Company's total product development and engineering expenses including capitalized software development costs, were $8.9 million representing 20% of total revenues. The total investment in R&D includes $7.5 million charged to R&D expense and $1.4 million of capitalized software development costs. During the fiscal years ended March 31, 1998 and 1997, the Company's product development and engineering expenses, were approximately $8.9 million and $15.0 million, respectively, representing 17% and 23%, respectively, of the Company's total revenues. There were no software development costs capitalized in fiscal 1998. After consideration of $1.4 million of capitalized software costs, R&D expense in fiscal 1999 was comparable with fiscal 1998. In fiscal 1999 the Company focused its R&D activities in the development of content management products and a successful release of its flagship complex publishing software, Interleaf 7, while benefiting from a focus on expense control. R&D expenses decreased by $6.1 million (41%) in fiscal 1998 from fiscal 1997. The decrease in R&D expenses in fiscal 1998 compared with fiscal 1997 is due to a decrease in personnel costs resulting from the 1997 restructuring.

INCOME TAXES

    In fiscal 1999, the tax provision consists mainly of taxes payable in Italy and a U.S. Federal alternative minimum tax. In fiscal 1998, an alternative minimum tax provision was provided. For fiscal year 1997, no tax provision was required due to the losses sustained during the year.

    The Company has net operating loss carryforwards of approximately $49 million in several tax jurisdictions to offset future taxable income. In addition, the Company has tax credit carryforwards of approximately $11 million to offset federal and state income tax liabilities. Therefore, the Company expects to pay minimal income taxes for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

    The Company had $16.5 million of cash and cash equivalents at March 31, 1999, a decrease of $4.6 million from March 31, 1998. The decrease in cash is mainly attributable to the following:

                                                                                                        (AMOUNT IN
                                                                                                         MILLIONS)
                                                                                                       -------------
Sources of Cash
  Private placement proceeds.........................................................................    $     3.9
  Cash generated by operations.......................................................................           .5
  Effect of exchange rate changes on cash............................................................           .1
                                                                                                             -----
                                                                                                               4.5
                                                                                                             -----
Uses of Cash
  Redemption of the Company's Series C and Series D preferred stock                                      $    (3.8)
  Acquisitions.......................................................................................         (2.7)
  Capitalized software costs.........................................................................         (1.4)
  Capital expenditures...............................................................................          (.9)
  Dividend payments..................................................................................          (.3)
                                                                                                             -----
                                                                                                              (9.1)
                                                                                                             -----
Net Change...........................................................................................    $    (4.6)
                                                                                                             -----
                                                                                                             -----

    During the third quarter of fiscal 1999, the Company redeemed 100% of its Series C Convertible Preferred Stock ("Series C Stock") for $1.6 million. Additionally, dividends on the Series C Stock accrued at September 30, 1998 totaling $.2 million were waived and will not be paid. For purposes of the 1999 basic earnings per share calculation, this redemption resulted in $8.1 million being added to net income to arrive at net income available to common shareholders. The $8.1 million represents the excess of the carrying amount of the Series C Stock over the fair value of the consideration paid by the Company.

    On September 30, 1997, the Company completed a private placement resulting in net proceeds to the Company of $6.8 million from the issuance of 7,625 shares of 6% Convertible Preferred Stock ("Series D Stock") and placement agent warrants to purchase 763 additional shares of Series D Stock.

    On November 4, 1998, the Company reached agreement with the holders of 79% of its Series D Stock outstanding, pursuant to which all of the Series D Stock held by such persons (5,487 shares out of 6,987 outstanding) was converted into a total of approximately $2.2 million in cash and approximately 1.2 million shares of Common Stock. This conversion occurred on November 18, 1998. The shares of Common Stock issued to the former holders of Series D Stock are held subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D Stock was originally issued. For purposes of the 1999 basic earnings per share calculation, this conversion resulted in $.7 million being added to net income to arrive at net income available to common shareholders. The $.7 million represents the excess of the carrying amount of Series D Stock over the fair value of consideration paid by the Company.

    Subsequent to March 31, 1999, the holder of all remaining outstanding shares of Series D Stock converted all of such shares into common stock.

    The Company financed the redemption of the Series C Stock and the cash portion of the conversion of the Series D Stock out of its existing working capital and the sale of Common Stock to investors in a private placement described below.

    Between November 18 and December 15, 1998, the Company entered into agreements with certain officers, directors and existing stockholders of the Company under which each of them granted to the Company an option to require each to purchase a specified number of shares of Common Stock, up to an aggregate maximum of 1,761,167 shares if Interleaf exercised its option in full, at an exercise price of $2.40 per share. On February 11, 1999, the Company exercised its option in full and the 1,761,167 shares were issued on February 16, 1999 and the Company received $3.9 million in cash proceeds, net of issuance costs.

    For the year ended March 31, 1999, the Company paid approximately $2.0 million, net of sublease receipts, related to the fiscal 1997 and 1995 restructurings, compared to $3.1 million paid during the same period in fiscal 1998. Cash payments related to these restructurings, the majority of which are related to operating lease payments, net of subleases, are anticipated to continue until December 2000. All significant vacant space under lease has been subleased.

    At March 31, 1999, the Company had outstanding letters of credit aggregating $.9 million which expire between July 31, 1999 and October 31, 2001. These letters of credit guarantee payments on two leases and the future amounts payable for the acquisition of Interleaf Italia (see Note 3 to Financial Statement). The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

    At March 31, 1999 and March 31, 1998, the Company had approximately $1.1 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment.

    The Company believes its current cash balances and cash generated from operations, combined with the cash proceeds from the private placement (previously discussed), offset by restructuring payments, will be sufficient to meet the Company's liquidity needs for fiscal 2000 and the foreseeable future. However, the Company may determine that it needs to increase its investment in the development, marketing and promotion of its E-content solutions, and in such event it would be necessary for the Company to raise additional capital. The net tangible asset listing criteria for the NASDAQ National Market and the Company's financial condition may necessitate that any such financing be an equity financing. The Company cannot guaranty that such financing can be obtained or that it can be obtained on commercially reasonable terms or without incurring substantial dilution to existing stockholders.

EFFECTS OF INFLATION AND FOREIGN EXCHANGE

    Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on its revenues or its results of operations. Management does not expect inflation to have a significant impact on operations in the foreseeable future.

    The Company maintains development and sales and support facilities in several locations worldwide, including, Belgium, England, France, Germany, Italy, Australia and Japan, among others. A significant amount of the Company's business is conducted with companies located in these and other countries and certain transactions may be denominated in currencies other than the U.S. dollar. As a result, the Company may experience transaction gains and losses as a result of currency fluctuations. In order to minimize its exposure to loss from changes in foreign currency exchange rates, the Company's subsidiaries pay foreign denominated liabilities, mainly denominated in U.S. dollars, as soon as is practicable. The Company traditionally has not hedged its foreign currency exposure; however, it is not precluded from using forward exchange contracts in the future if the need arises.

    The Company may be subject to losses resulting from unanticipated changes in foreign currency exchange rates. The market factors that expose the Company in this regard include economic conditions in which the Company conducts business. The Company expects to continue to engage in practices to minimize transaction gains and losses as a result of currency fluctuations in the future, to the extent appropriate. Historically, actual results of the Company's foreign currency risk management procedures have been in line with management's expectations and have not resulted in significant gains or losses; however, the Company cannot guaranty that it will not experience significant gains or losses from currency exchange in the future.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement requires disclosure of comprehensive income, as defined, and its components in interim and annual financial statements. Components of comprehensive income include any changes in equity during a period that are not the result of transactions with owners including cumulative foreign currency translation adjustments and minimum pension liabilities, if any. The Company adopted SFAS 130 during fiscal 1999. The adoption of SFAS 130 pertains to disclosure only and, accordingly, had no impact on the Company's consolidated financial position or results of operations.

    SEGMENT REPORTING. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires an enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components that were reviewed regularly by chief operating decision makers, as defined, in determining resource allocations and in assessing performance. SFAS 131 requires a business enterprise to report a measure of segment profit or loss, certain specific revenue expense items (including interest, depreciation, and income taxes, if utilized by management), and segment assets if utilized by management in a decision making capacity. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 in fiscal 1999. The adoption of SFAS 131 pertains to disclosure only and, accordingly, had no impact on the Company's consolidated financial position or results of operations.

    FINANCIAL INSTRUMENTS. On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (April 1, 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes the adoption of SFAS 133 will have no material impact to its operating results or financial position.

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

    Customer Communications:

    The Company sent a description of its Year 2000 product strategy to all of its maintenance customers. It created and is maintaining a Year 2000 product status page as part of its web site. Interleaf distributed another mailing to the entire maintenance base describing the status of the year 2000 releases and a list of retired products and platforms, in the fourth quarter of calendar year 1998.

    Status:

    Most major products have been tested and modified for most of the computer platforms that will be supported beyond the year 2000. Upgrades which correct any known Year 2000 problems with those products are available at no extra charge to the customers with current maintenance contracts. Year 2000 upgrades were all completed for supported products by the end of the second calendar quarter of 1999 for all major products and platforms. The extent of the changes required ranges from simple recompilation with Year 2000 compliant operating systems to extensive modifications.

    Testing and repair of layered applications and low volume products has begun and will be completed by the end of September, 1999. The Company expects that the layered applications will not require significant modifications, since initial analysis has indicated that there is no date handling performed by these products. Moreover, in many instances the Company created layered applications under specific contracts with specific customers, and not for general re-sale. The Company believes that it has no obligation to modify those applications to address the Year 2000 problem, unless the particular customers engage Interleaf to fix those problems. All products under development are being developed to be Year 2000 compliant. The Company has received notices from a small number of customers regarding non-compliance of unsupported products, and to date the Company has successfully resolved those issues without material cost. The Company cannot predict whether or not claims may be asserted with respect to non-supported products, either due to a breakdown in the customer communications process, to contractual obligations not understood by its customer or by Interleaf, or for other reasons.

INTERNAL BUSINESS SYSTEMS

    In the United States, Interleaf contracted an independent third party to perform Year 2000 compliance testing on its critical internal business systems. Some problems were identified and appropriate modifications were made. The systems were then re-tested and performed successfully. The software vital to corporate operations has been proven by the independent third party to function without problems related to the millenium change. The Company has investigated and received assurances from the vendors that all critical internal business software in North America and Europe is Year 2000 ready.

    The assessment phase is now underway for business software used in Japan and Australia. The Company intends to have compliance assured by October 1999.

HARDWARE AND OPERATING SYSTEMS SOFTWARE

    Assessment of the systems used by employees began in early 1997 and has been completed. The Company has developed a plan to upgrade or replace all critical systems used by employees, including all hardware in the enterprise from servers to laptops. The upgrade/replacement process began in early 1998 and is approximately 70% complete. The entire process is to be complete by the end of September 1999.

FACILITIES AND CRITICAL VENDORS

    In the fourth calendar quarter of 1998 Interleaf began discussions with facility management of its leased office spaces to ensure that the proper actions are taken to avoid disruption of productivity in all Interleaf facilities. Two major elements of Interleaf's business, payroll and manufacturing, are outsourced. Interleaf has been assured by those service providers that operation of these critical business areas will not be affected by the Millenium change.

COST

    The costs of the Interleaf Year 2000 efforts are being funded out of cash flow from operations. The total cost associated with the required modifications and upgrades associated with the Year 2000 projects is not expected to be material to the Company's financial position. The process of repairing and testing the software that Interleaf creates for sale has been done with existing personnel. The Year 2000 testing equipment and lab environment have been created using existing equipment and space. The capital costs associated with the upgrade and replacement of corporate and field office computing environments is expected to be $400,000. These expenditures began in late 1997 and will continue through the third calendar quarter of 1999. Software maintenance costs attributable to the Year 2000 process will be approximately $50,000. Labor associated with this process of implementing the internally used systems was provided by existing budgeted personnel.

RISK

    Interleaf has made a significant effort to address its Year 2000 issues. At this time, there are no identifiable significant risks associated with its Year 2000 readiness, although there is a risk that unanticipated problems may arise. The Company has prepared a contingency plan to address reasonably likely worst case business operations scenarios.

RISK FACTORS

    The following risk factors should be carefully considered in evaluating the Company and its business.

INTERLEAF IS DEPENDENT ON THE SUCCESS OF ITS NEW E-CONTENT PRODUCTS AND
SERVICES.

    Interleaf's strategy for future growth depends upon the successful development, introduction and customer acceptance of new and improved products and services such as its Enterprise Content Management products and services. Enterprise Content Management refers to processes and technology which enable a business enterprise to create and package information content (such as text, graphics, documents and hyperlinks) from throughout an organization and its business partners as part of a dynamic, integrated web-based solution. There is a risk that the market for Enterprise Content Management products and services may not grow, that Interleaf may not be successful in developing Enterprise Content Management software, or that the marketplace may not accept Interleaf's software. Interleaf's new products are based on the "XML" language (eXtensible Markup Language). There are risks that this new technology will change, and as a result the new products when released will not meet market and customer requirements. There is also a risk that XML will be supplanted as the de facto standard in the Enterprise Content Management market, and that BladeRunner will become obsolete or the Company will be forced to migrate the product to a new technology.

INTERLEAF'S QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

    Interleaf believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that investors should not rely on them as indications of future performance because of the following factors:

    - Interleaf typically ships a substantial amount of its products in the final weeks, or even the final days, of each quarter;

    - The length of Interleaf's sales cycle makes it difficult to predict when Interleaf will receive license revenue; and

    - Any shortfall or delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in Interleaf's operating results from quarter to quarter because Interleaf's expenses are relatively fixed.

    These factors also increase the risk that Interleaf's results in some quarters will be below the expectations of stock analysts or investors. Such an "earnings surprise" frequently will result in a drop in the market price of a company's stock.

THERE IS INTENSE COMPETITION IN INTERLEAF'S TECHNICAL DOCUMENTATION AND ENTERPRISE CONTENT MANAGEMENT MARKETS.

    The market for Interleaf's existing technical documentation products is very competitive, subject to rapid change and significantly affected by activities of other industry participants. Several competitors in that market have greater market penetration, greater name recognition, a larger installed base of customers and significantly greater financial, technical and marketing resources than Interleaf.

    While Interleaf has identified its primary existing competitors in the Enterprise Content Management market, this market is still developing and subject to rapid change. As a result, new competitors may emerge very quickly, or very large companies such as Microsoft Corporation may decide to enter the market, presenting significant competitive challenges and causing confusion and turmoil in the market.

INTERLEAF NEEDS TO MAINTAIN A GOOD WORKING RELATIONSHIP WITH MICROSOFT, AND TO DEVELOP NEW RELATIONSHIPS WITH OTHER COMPANIES.

    Interleaf also needs to maintain a good working relationship with Microsoft Corporation, since many of Interleaf's products are designed to be accessed using Microsoft software such as Microsoft Word, Office, SQL Server and NT. Interleaf believes that market penetration and acceptance of its new Enterprise Content Management products will depend significantly on developing relationships with companies that will promote, market, re-sell and integrate BladeRunner, including relationships with third party resellers, system integrators and other companies. Interleaf cannot guaranty that it will be able to develop and maintain these relationships.

INTERLEAF'S INTELLECTUAL PROPERTY HAS LIMITED PROTECTION; OTHERS COULD MISAPPROPRIATE INTERLEAF'S INTELLECTUAL PROPERTY AND INTERLEAF MAY NOT BE ABLE TO ENFORCE ITS RIGHTS; INTERLEAF'S INTELLECTUAL PROPERTY COULD INFRINGE ON RIGHTS OF OTHERS.

    Interleaf's success is heavily dependent upon the protection of its proprietary technology through a combination of copyrights, trademarks, patents, trade secrets and technical measures. There is the risk that Interleaf's attempts to protect its rights will not be adequate and that competitors may independently develop similar technology. Interleaf seeks to protect its software, documentation and other written materials primarily under trade secret and copyright laws, which afford only limited protection. The laws of some foreign countries do not provide the same level of protection to Interleaf's proprietary rights as do the laws of the United States. Policing unauthorized use of Interleaf's products is difficult. While Interleaf cannot determine the extent to which piracy of its software products exists, some software piracy can be expected.

    Interleaf is not aware that any of its products infringe the proprietary rights of third parties. However, in the future, third parties may claim that Interleaf's current or future products infringe on their proprietary rights. Claims of this type could be very time-consuming, result in costly litigation, cause product shipment delays or require Interleaf to enter into costly royalty or licensing agreements.

INTERLEAF'S FOREIGN SALES AND FINANCIAL RESULTS MAY FLUCTUATE BECAUSE OF CURRENCY EXCHANGE RATE FLUCTUATIONS.

    Interleaf generates sales primarily in U.S. dollars, British pounds, and Euros and incurs expenses principally in the same currencies. Fluctuations in the value of the U.S. dollar and foreign currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. Interleaf generally has not attempted to limit its foreign currency exposure through foreign currency exchange rate hedging transactions. Exchange rate fluctuations or other risks associated with international operations may have a material adverse affect on Interleaf's business, financial condition and results of operations. Interleaf's worldwide business operations also may be affected by changes in demand resulting from these currency exchange rate fluctuations, as well as by governmental controls and other risks associated with international sales (such as changes in various regulatory requirements, political and economic changes and disruptions, export/import controls, tariff regulations, difficulties in staffing and managing foreign sales and support operations, greater difficulties in trade accounts receivable collection, and possibly adverse tax consequences).

YEAR 2000 PROBLEMS COULD AFFECT INTERLEAF'S BUSINESS.

    Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of the systems do not properly recognize a year that begins with "20" instead of "19". These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 problem". Interleaf has made significant efforts to address its Year 2000 issues, as described above. At this time, there are no identifiable significant risks associated with its Year 2000 readiness, although there is a risk that unanticipated problems may arise. Any costs, which are not expected to be material, that are associated with compliance efforts are being funded out of cash flow from operations.

RECENT ACQUISITIONS HAVE RISKS.

    As part of its business strategy to acquire and develop new products and services, Interleaf acquired PDR and the remaining outstanding capital of Interleaf Italia Srl and certain assets of Softquad and Texcel International AB during the last year. The risks related to these acquisitions include, among others, the difficulty of assimilating the operations, information systems and personnel of the acquired businesses;

difficulties in assimilating the acquired products into Interleaf's current and future products, sales force and sales channels; the risk that customers of the acquired businesses will react unfavorably to the acquisition and as a result Interleaf will not reap the benefits that it had expected; and difficulties in retaining and integrating employees of the acquired businesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLEAF, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statements and schedules of Interleaf, Inc. and subsidiaries, and report, are included herein:

DESCRIPTION                                                                                                     PAGE
-----------------------------------------------------------------------------------------------------------     -----
Report of Management.......................................................................................          24
Consolidated Statement of Operations for the Years Ended March 31, 1999, 1998, and 1997....................          25
Consolidated Balance Sheet at March 31, 1999 and 1998......................................................          26
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the Years Ended March 31, 1999,
  1998, and 1997...........................................................................................          27
Consolidated Statement of Cash Flows for the Years Ended March 31, 1999, 1998, and 1997....................          28
Notes to Consolidated Financial Statements.................................................................          29
Report of Independent Accountants..........................................................................          50
Report of Independent Auditors.............................................................................          51
Schedule II--Valuation and Qualifying Accounts.............................................................          52

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF MANAGEMENT

    The financial statements, including all related financial information presented in the Annual Report, were prepared by management, and management is responsible for their fairness, integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles, and include amounts that are based on management's best estimates and judgement and incorporate accounting policies that are reasonable and prudent for the Company's business environment. The financial statements as of March 31, 1999 and for the year then ended have been audited by our independent public accountants, PricewaterhouseCoopers, and their report is included elsewhere herein. The financial statements as of March 31, 1998 and for the two years then ended were audited by Ernst & Young and their report is included elsewhere herein.

    The Company maintains accounting and control systems and believes the internal control systems in use are sufficient to provide reasonable assurance that assets are safeguarded against material loss and are properly accounted for, and that transactions are properly recorded in the financial records used in preparing the financial statements.

    The Company has distributed throughout the organization its policies for financial control. Management believes that its policies and the monitoring of compliance with these policies provide reasonable assurance that its operations are adhering to prescribed financial policy.

    The Board of Directors carries out its responsibility for these financial statements through its Audit Committee, composed of non-employee directors. The Audit Committee reviews the financial statements before they are released for publication. The Audit Committee meets periodically with the senior financial officers and PricewaterhouseCoopers. It reviews the audit scope, significant financial transactions, major accounting issues and recommendations of PricewaterhouseCoopers. PricewaterhouseCoopers has full and free access to the Audit Committee and meets with its members, with and without management being present, to discuss internal control, auditing and financial reporting matters.

                             /s/ JAIME W. ELLERTSON
                  -------------------------------------------
                               Jaime W. Ellertson
                     President and Chief Executive Officer

                               /s/ PETER J. RICE
                  -------------------------------------------
                                 Peter J. Rice
                                 Vice President

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              YEAR ENDED MARCH 31
                                                                                          1999       1998       1997
                                                                                        ---------  ---------  ---------

                                                                                         (IN THOUSANDS, EXCEPT FOR PER
                                                                                                SHARE AMOUNTS)
Revenues:
Products..............................................................................  $   9,451  $  13,335  $  18,821
Maintenance...........................................................................     21,295     26,083     28,972
Services..............................................................................     14,448     13,159     17,030
                                                                                        ---------  ---------  ---------
Total revenues........................................................................     45,194     52,577     64,823
                                                                                        ---------  ---------  ---------
Costs of Revenues:
Products..............................................................................      2,582      3,966      7,502
Maintenance...........................................................................      3,018      3,747      4,561
Services..............................................................................     13,118     11,324     16,041
                                                                                        ---------  ---------  ---------
Total costs of revenues...............................................................     18,718     19,037     28,104
                                                                                        ---------  ---------  ---------
Gross margin..........................................................................     26,476     33,540     36,719
                                                                                        ---------  ---------  ---------
Operating Expenses:
Selling, general and administrative...................................................     19,834     22,281     37,114
Research and development..............................................................      7,487      8,897     14,994
Purchased in-process research and development.........................................        611         --         --
Write-down of intangible assets.......................................................         --         --      2,288
Restructuring charge..................................................................         --         --     10,942
                                                                                        ---------  ---------  ---------
Total operating expenses..............................................................     27,932     31,178     65,338
                                                                                        ---------  ---------  ---------
Income (loss) from operations.........................................................     (1,456)     2,362    (28,619)

Other income (expenses)...............................................................        537        153       (931)
                                                                                        ---------  ---------  ---------
Income (loss) before income taxes.....................................................       (919)     2,515    (29,550)

Provision for income taxes............................................................        206         79         --
                                                                                        ---------  ---------  ---------
Net income (loss).....................................................................     (1,125)     2,436    (29,550)

Dividends on Preferred Stock..........................................................       (565)      (458)        --
Gain on preferred stock redemption....................................................      8,771         --         --
                                                                                        ---------  ---------  ---------
Net income applicable to common shareholders- basic earnings per share................      7,081      1,978    (29,550)

Effect of dilutive securities
  Dividends on preferred stock........................................................        492        230         --
  Gain on preferred stock redemption..................................................     (8,771)        --         --
                                                                                        ---------  ---------  ---------
Net income (loss) applicable to common shareholders- diluted earnings per share.......  $  (1,198) $   2,208  $ (29,550)
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
INCOME PER SHARE:
Basic.................................................................................  $    1.01  $    0.33  $   (5.11)
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Diluted...............................................................................  $   (0.14) $    0.27  $   (5.11)
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Shares used in computing income per share
Basic.................................................................................      7,019      5,952      5,781
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Diluted...............................................................................      8,687      8,269      5,781
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEET

                                                                                    MARCH 31,1999  MARCH 31, 1998
                                                                                    -------------  --------------
                                                                                      IN THOUSANDS, EXCEPT FOR
                                                                                     SHARE AND PER SHARE AMOUNTS
ASSETS
Current assets
Cash and cash equivalents.........................................................   $    16,479     $   21,112
Accounts receivable, net of reserve for doubtful accounts of $1,123 at March 31,
  1999 and $1,364 at March 31, 1998...............................................        12,008         12,706
Prepaid expenses and other current assets.........................................         1,541            838
                                                                                    -------------  --------------
Total Current Assets..............................................................        30,028         34,656
Property and equipment, net.......................................................         2,120          3,321
Intangible assets, net............................................................         5,222            583
Other assets......................................................................           442            828
                                                                                    -------------  --------------
Total Assets......................................................................   $    37,812     $   39,388
                                                                                    -------------  --------------
                                                                                    -------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable..................................................................   $     2,224     $    2,079
Accrued expenses..................................................................        11,184         11,657
Unearned revenue..................................................................        11,492         12,136
Accrued restructuring.............................................................           953          2,143
                                                                                    -------------  --------------
Total Current Liabilities.........................................................        25,853         28,015
Long-term restructuring...........................................................         1,234          2,063
                                                                                    -------------  --------------
Total Liabilities.................................................................        27,087         30,078
                                                                                    -------------  --------------
Redeemable common stock, shares issued and outstanding, 469,093 at March 31,1999
  and none at March 31, 1998......................................................         1,496             --
                                                                                    -------------  --------------
Shareholders' Equity
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
Series A Junior Participating, none issued and outstanding........................
Senior Series B Convertible, shares issued and outstanding, 726,003 at March 31,
  1999 and 861,911 at March 31, 1998..............................................            73             86
Series C Convertible, shares issued and outstanding, none at March 31, 1999 and
  1,010,348 at March 31, 1998.....................................................            --            101
6% Convertible, shares issued and outstanding, 1,050 at March 31, 1999 and 7,625
  at March 31, 1998...............................................................            --              1
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued and
  outstanding, 9,913,209 at March 31, 1999 and 6,051,770 at March 31, 1998........            99             61
Additional paid-in capital........................................................        94,795         93,490
Retained earnings (accumulated deficit)...........................................       (85,197)       (84,072)
Accumulated other comprehensive loss..............................................          (541)          (357)
                                                                                    -------------  --------------
Total Shareholders' Equity........................................................         9,229          9,310
                                                                                    -------------  --------------
Total Liabilities and Shareholders' Equity........................................   $    37,812     $   39,388
                                                                                    -------------  --------------
                                                                                    -------------  --------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                PREFERRED
                                                  PREFERRED       STOCK        PREFERRED                    ADDITIONAL   RETAINED
                                                STOCK SENIOR     SENIOR        STOCK 6%         COMMON        PAID-IN    EARNINGS
                                                  SERIES B      SERIES C      CONVERTIBLE        STOCK        CAPITAL    (DEFICIT)
                                                -------------  -----------  ---------------  -------------  -----------  ---------
                                                                                  (IN THOUSANDS)
Balances at March 31, 1996....................           92            --             --              57        72,458     (56,958)
Net Loss......................................           --            --             --              --            --     (29,550)
Cumulative translation adjustment.............           --            --             --              --            --          --
Comprehensive loss............................
Conversion of Senior Series B Convertible
  Preferred stock into common stock...........           (6)           --             --              --             6          --
Issuance and obligations of Series C
  Convertible Preferred stock.................           --           101             --              --         9,289          --
Common stock issued in connection with stock
  options exercised by employees..............           --            --             --              --           449          --
Common stock issued in connection with
  employee stock purchase plan................           --            --             --                           739          --
Common stock issued in connection with
  acquisition.................................           --            --             --               1         2,689          --
                                                        ---           ---            ---             ---    -----------  ---------
Balances at March 31, 1997....................           86           101             --              58        85,630     (86,508)
Net Income....................................           --            --             --              --            --       2,436
Cumulative translation adjustment.............           --            --             --              --            --          --
Comprehensive income..........................
Common stock issued in connection with stock
  options exercised by employees..............           --            --             --               2         1,273          --
Issuance of Series C Convertible Preferred
  Stock.......................................           --            --             --              --            29          --
Common stock issued in connection with
  employee stock purchase plan................           --            --             --               1           220          --
Issuance of 6% Convertible Preferred Stock....           --            --              1              --         6,796          --
Dividends on Preferred Stock..................           --            --             --              --          (458)         --
                                                        ---           ---            ---             ---    -----------  ---------
Balances at March 31, 1998....................           86           101              1              61        93,490     (84,072)
Net Loss......................................           --            --             --              --            --      (1,125)
Cumulative translation adjustment.............           --            --             --              --            --          --
Comprehensive (loss)..........................
Conversion of Senior Series B Convertible and
  6% Convertible preferred stock into common
  stock.......................................          (13)           --             --               5             8          --
Dividends on Preferred Stock..................           --            --             --              --           105          --
Common stock issued in connection with stock
  options exercised by employees..............           --            --             --              --            40          --
Common stock issued in connection with
  employee stock purchase plan................           --            --             --               1           293          --
Redemption of Series C and 6% Convertible
  preferred stock.............................           --          (101)            (1)             11        (3,700)         --

Common stock issued in connection with
  acquisitions................................           --            --             --               3           700          --
Common stock issued in connection with private
  placement...................................           --            --             --              18         3,859          --
                                                        ---           ---            ---             ---    -----------  ---------
Balance at March 31, 1999.....................    $      73            --             --       $      99     $  94,795   $ (85,197)
                                                        ---           ---            ---             ---    -----------  ---------

                                                  ACCUMULATED        TOTAL
                                                     OTHER       SHAREHOLDERS'
                                                 COMPREHENSIVE      EQUITY
                                                 INCOME (LOSS)     (DEFICIT)
                                                ---------------  -------------

Balances at March 31, 1996....................          (230)         15,419
                                                                 -------------
Net Loss......................................            --         (29,550)
Cumulative translation adjustment.............            91              91
                                                                 -------------
Comprehensive loss............................                       (29,459)
                                                                 -------------
Conversion of Senior Series B Convertible
  Preferred stock into common stock...........            --              --
Issuance and obligations of Series C
  Convertible Preferred stock.................            --           9,390
Common stock issued in connection with stock
  options exercised by employees..............            --             449
Common stock issued in connection with
  employee stock purchase plan................            --             739
Common stock issued in connection with
  acquisition.................................            --           2,690
                                                       -----     -------------
Balances at March 31, 1997....................          (139)           (772)
                                                                 -------------
Net Income....................................            --           2,436
Cumulative translation adjustment.............          (218)           (218)
                                                                 -------------
Comprehensive income..........................                         2,218
                                                                 -------------
Common stock issued in connection with stock
  options exercised by employees..............            --           1,275
Issuance of Series C Convertible Preferred
  Stock.......................................            --              29
Common stock issued in connection with
  employee stock purchase plan................            --             221
Issuance of 6% Convertible Preferred Stock....            --           6,797
Dividends on Preferred Stock..................            --            (458)
                                                       -----     -------------
Balances at March 31, 1998....................          (357)          9,310
                                                                 -------------
Net Loss......................................            --          (1,125)
Cumulative translation adjustment.............          (184)           (184)
                                                                 -------------
Comprehensive (loss)..........................                        (1,309)
                                                                 -------------
Conversion of Senior Series B Convertible and
  6% Convertible preferred stock into common
  stock.......................................            --              --
Dividends on Preferred Stock..................            --             105
Common stock issued in connection with stock
  options exercised by employees..............            --              40
Common stock issued in connection with
  employee stock purchase plan................            --             294
Redemption of Series C and 6% Convertible
  preferred stock.............................            --          (3,791)
Common stock issued in connection with
  acquisitions................................            --             703
Common stock issued in connection with private
  placement...................................            --           3,877
                                                       -----     -------------
Balance at March 31, 1999.....................     $    (541)      $   9,229
                                                       -----     -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           YEAR ENDED MARCH 31
                                                                                       1999       1998       1997
                                                                                     ---------  ---------  ---------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..................................................................  $  (1,125) $   2,436  $ (29,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Write-off of intangible assets...................................................         --         --      2,288
  Restructuring charge.............................................................         --         --     10,942
  Depreciation and amortization expense............................................      2,680      4,174      9,706
  Purchased in-process research & development......................................        611         --         --
  Loss from disposal of property and equipment.....................................         --         --        212
Changes in assets and liabilities, net of acquired amounts: (Increase) decrease in
  accounts receivable, net.........................................................      3,120     (1,712)     8,126
  (Increase) decrease in other assets..............................................         51       (322)       309
  Decrease in accounts payable and accrued expenses................................     (2,054)    (1,519)      (172)
  Decrease in unearned revenue.....................................................     (1,037)    (2,737)      (730)
  Decrease in other liabilities....................................................     (1,731)    (2,970)    (4,379)
  Other, net.......................................................................         45         --        410
                                                                                     ---------  ---------  ---------
Net cash provided by (used in) operating activities................................        560     (2,650)    (2,838)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...............................................................       (903)    (1,151)    (1,816)
Acquisitions net of cash acquired..................................................     (2,741)        --         --
Capitalized software development costs.............................................     (1,401)        --     (1,113)
                                                                                     ---------  ---------  ---------
Net cash used in investing activities..............................................     (5,045)    (1,151)    (2,929)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock......................................         --         --      9,390
Net proceeds from issuance of 6% preferred stock...................................         --      6,796         --
Net proceeds from issuance of common stock.........................................      3,877      1,496      1,250
Dividends paid.....................................................................       (251)        --         --
Redemption of preferred stock......................................................     (3,824)        --         --
Repayment of long-term debt and capital leases.....................................         --         (6)       (18)
                                                                                     ---------  ---------  ---------
Net cash provided by (used in) financing activities................................       (198)     8,286     10,622
                                                                                     ---------  ---------  ---------
Effect of exchange-rate changes on cash............................................         50       (722)      (231)
                                                                                     ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...............................     (4,633)     3,763      4,624
Cash and cash equivalents at beginning of year.....................................     21,112     17,349     12,725
                                                                                     ---------  ---------  ---------
Cash and cash equivalents at end of year...........................................  $  16,479  $  21,112  $  17,349
                                                                                     ---------  ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 THE COMPANY

    Interleaf, Inc. and its subsidiaries (the "Company") develop and market software for the electronic assembly, management, retrieval, publishing and distribution of business-critical documents and information, and it is focusing its efforts for growth on Enterprise Content Management software and services.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Interleaf, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION. Revenue from the license of software products is recognized when the products are shipped, provided there are no vendor obligations remaining and collection of the receivable is considered probable. The Company also maintains a reserve for sales allowances to provide for possible product returns or allowances resulting from a lack of sell through of products by resellers. In the fourth quarter of fiscal 1997, the Company recorded a charge of $1.5 million to provide for anticipated allowances expected to be granted. Maintenance revenue is recognized ratably over the contract period. Services revenue is recognized as the related services are performed on either a time and materials basis or pro-rata based on project or contract completion. Unearned revenue represents the remaining amount of revenue to be recognized in future periods primarily related to maintenance and service contracts.

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

    CAPITALIZED SOFTWARE DEVELOPMENT COSTS. Costs incurred in the research, design and development of software for sale to others are charged to expense until technological product feasibility is established, after which remaining software development costs are capitalized. These costs are amortized as part of the cost of revenue beginning when the product is available for general release to customers. Such amounts are amortized over the estimated remaining useful life of the product not to exceed three years. The Company continually compares the unamortized portion of capitalized software development costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is written-off. See Note 5 for discussion of Intangible Assets and write-downs recorded during fiscal 1997.

    FOREIGN CURRENCY TRANSLATION. The translation of assets and liabilities of foreign subsidiaries is made at year-end rates of exchange, and revenues and expenses are recorded at average rates of exchange. The resulting translation adjustments are excluded from net income and are accumulated as a separate component of accumulated other comprehensive income (loss). Realized and unrealized exchange gains or losses from foreign currency transactions are reflected in the statements of operations. The exchange loss for fiscal year 1999 was not material and for fiscal years 1998 and 1997 was $180,000 and $531,000, respectively.

    COMPREHENSIVE INCOME. Comprehensive income includes the effect of changes in equity not resulting from transactions with owners, including foreign currency translation adjustments, which have no income tax impact to the Company.

    STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

    BASIS OF PRESENTATION. The accompanying financial statements have been presented assuming that the Company will continue as a going concern. During 1997, the Company experienced a substantial decline in revenues and a substantial loss from operations, resulting in a shareholders' deficit at March 31, 1997. In response to these matters, the Company developed detailed plans relating to its fiscal 1998 operations which restored the Company to profitable operations despite a continued decline in revenues. In 1999, the Company incurred a loss in the second quarter, as well as for the entire year. In the third quarter of fiscal 1999, the Company redeemed its Series C Stock and 79% of its outstanding Series D Stock. These redemptions, coupled with the loss recorded in the second quarter (and for fiscal year 1999), required the Company to raise additional capital during the fourth quarter of fiscal 1999 to maintain its common stock listing on the NASDAQ National Market. Subsequent to the second quarter, increased revenue and continued focus on cost control returned the Company to profitability. Management is committed to continue taking all appropriate and necessary actions to effect timely cost reductions in the event that anticipated revenue levels are not achieved during fiscal 2000. In the event such actions are not successful in achieving breakeven or profitable operations, additional financing will be needed. Under such circumstances, the Company cannot guaranty that such financing could be obtained or that it could be obtained at commercially reasonable terms or without incurring substantial dilution to existing shareholders. The financial statements do not include any adjustments to reflect the possible effects of these uncertainties. Management believes that, based on its fiscal 2000 operating plan and existing cash balances, the Company will have sufficient cash to support operations during fiscal 2000 and the foreseeable future. However, the Company may determine that it needs to increase its investment in the development, marketing and promotion of its E-content solutions, and in such event it would be necessary for the Company to raise additional capital. The net tangible asset listing criteria for the NASDAQ National Market and the Company's financial condition may necessitate that any such financing be an equity financing. The Company cannot guaranty that such financing can be obtained or that it can be obtained on commercially reasonable terms or without incurring substantial dilution to existing stockholders.

NOTE 3 ACQUISITIONS

    Effective August 31, 1998, the Company purchased 100% of the outstanding common shares of PDR Automated Systems and Publications, Inc. ("PDR"). PDR provides subcontracting and outsourcing services for the development, management and distribution of information, and has developed certain technology surrounding image processing. The acquisition has been accounted for as a purchase business combination and, therefore, the operating results of PDR have been included in the Consolidated Statement of Operations since the date of acquisition. The Company paid cash of $2.9 million and depending upon certain financial contingencies, may be obligated to pay an additional $3.0 million or more, payable in stock, except that the Company may pay in cash under certain circumstances. Of this $3.0 million additional amount, $.7 million is guaranteed and was accrued in the second quarter of fiscal 1999. The Company recorded costs associated with the acquisition of $.1 million related to valuation services, legal and audit fees.

    During the second quarter of fiscal 1999, the purchase price, was allocated to the net tangible and intangible assets of PDR as follows (net of negative goodwill of $1.4 million):

                                                                           (AMOUNTS IN MILLIONS)
                                                                          -----------------------
Net tangible assets acquired............................................         $     1.3
Outsourcing operations..................................................               1.4
Core technology.........................................................                .5
Acquired in-process research and development............................                .3
Assembled workforce.....................................................                .2
                                                                                       ---
                                                                                 $     3.7
                                                                                       ---
                                                                                       ---

    During the fourth quarter of fiscal 1999, the Company paid the first $1.5 million installment payment in stock upon the achievement of the specified revenue levels. That common stock has been classified as redeemable common stock at March 31, 1999 due to certain redemption rights of the holders. This payment, $.7 million of which was previously accrued, was allocated as follows: $.4 million to outsourcing operations, $.2 million to core technology, $.1 million to acquired in-process research and development and $.1 million to assembled workforce. The Company may still be obligated to pay an additional $1.5 million or more upon successful achievement of certain additional financial contingencies.

    It has been determined that technological feasibility of the in-process research and development ("IPR&D") purchased from PDR has not been established and that the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased IPR&D of approximately $.4 million. The intangible assets will be amortized on a straight line basis over estimated useful lives ranging up to ten years.

    In connection with the acquisition of PDR, the Company initially recorded $.8 million of purchased IPR&D during the second quarter of fiscal 1999. While the Company had obtained a valuation from an independent appraiser supporting the amount, consideration of evolving practice surrounding the valuation of IPR&D resulted in an adjustment to reduce such charge from $.8 million to $.3 million during the second quarter of fiscal 1999. The Company has restated its second and third quarter financial results to reflect that adjustment. The effect of the restatement was to decrease the charge for acquired IPR&D from $.8 million to $.3 million, increase core technology from zero to $.5, decrease assembled workforce from $.3 million to $.2 million and increase outsourcing operations from $1.3 million to $1.4 million. As a result of these changes, the net loss for the quarter ended September 30, 1998 decreased to $2.1 million from $2.6 million and basic and diluted net loss per share for the quarter ended September 30, 1998 decreased to $(0.42) per share from $(0.49) per share. The net income for the quarter ended December 31, 1998 was not significantly impacted by the restatement.

    The valuation of acquired IPR&D was based on management's projections of the after tax net cash flows attributable to the IPR&D. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with said completed efforts for one generation of the product development efforts in-process at the acquisition date. The charge for acquired IPR&D relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from PDR as well as the Company's valuation advisors.

    The in-process project consists of the development of PDR's existing Check Image Processing ("CIP") product, which will allow users to operate the CIP product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of porting to various platforms, Year 2000 compliance, enhancing graphics and quality testing. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 45% complete) and costs to complete were estimated to total approximately $200,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 2000. Interleaf will begin to benefit from the acquired IPR&D once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and core technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

    Significant assumptions used to determine the value of the acquired IPR&D included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by Interleaf management. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expense that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 45% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from PDR along with the Company's independent valuation advisors. Third, a 30% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. Lastly, a core technology charge reflected as one third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

    As of March 31, 1999, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

    The following unaudited pro forma financial information presents the combined results of operations of Interleaf and PDR as if the acquisition had occurred at the beginning of fiscal 1999 and 1998, respectively, after giving effect to the amortization of intangible assets and the charge for purchased IPR&D. The per share impact of the purchased IPR&D charge totals $(.07) and $(.05) for basic and diluted earnings per share, respectively, in fiscal 1999 and $(.08) and $(.06) for basic and diluted earnings per share, respectively, in fiscal 1998. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company and PDR been a combined company during the specified periods. Additionally, they are not indicative of the results of future combined operations.

                                                                                             UNAUDITED
                                                                                             YEAR ENDED
AMOUNTS IN THOUSANDS, EXCEPT                                                       ------------------------------
PER SHARE AMOUNTS                                                                  MARCH 31, 1999  MARCH 31, 1998
---------------------------------------------------------------------------------  --------------  --------------
Revenue..........................................................................    $   47,676      $   58,941
                                                                                        -------         -------
                                                                                        -------         -------
Net Income (loss) applicable to common stockholders:
    Basic........................................................................    $    7,242      $    2,083
                                                                                        -------         -------
                                                                                        -------         -------
    Diluted......................................................................    $   (1,037)     $    2,313
                                                                                        -------         -------
                                                                                        -------         -------
Earnings per share:
    Basic........................................................................    $     1.03      $      .35
                                                                                        -------         -------
                                                                                        -------         -------
    Diluted......................................................................    $     (.12)     $      .28
                                                                                        -------         -------
                                                                                        -------         -------

    Effective September 11, 1998, the Company acquired the Panorama and CD Web Publishing product lines from Softquad Inc. for $.4 million. The acquisition provides the Company with products which are complementary to its existing complex publishing product line and in-process technologies which are expected to contribute to the development of the Company's new E-content products. The total fair value of the net assets acquired was approximately $.1 million.

    In connection with this acquisition, it has been determined that technological feasibility of the purchased IPR&D has not been established and the technology has no alternative future use. Therefore, in accordance with generally accepted accounting principles, the Company has expensed the amount of the purchase price allocated to purchased IPR&D of $.2 million. The excess of purchase price over the fair value of the assets acquired ($.1 million) has been recorded as goodwill, and will be amortized on a straight line basis over five years. This acquisition is not considered material to the Company's financial position or results of operation.

    Effective January 1, 1999, the Company acquired 69% of the outstanding common stock of Interleaf Italia, S.R.L. ("Interleaf Italia"). The Company previously owned 31% of Interleaf Italia. Interleaf Italia provides distribution, support and consulting services for Interleaf products in Italy. The acquisition has been accounted for as a purchase business combination and, therefore, the operating results of Interleaf Italia have been included in the Consolidated Statement of Operations since January 1, 1999. The Company paid cash of $.4 million, issued .3 million shares of common stock valued at $.6 million, warrants to purchase .2 million shares of common stock valued at $.1 million and two future payments of $.2 million each, payable in 12 and 24 months. In connection with the acquisition, the acquired net tangible assets of Interleaf Italia were recorded at $.3 million, which approximates fair value. The Company also recorded $1.2 million of goodwill which will be amortized on a straight line basis over an estimated useful life of seven years.

    On May 1, 1996, the Company purchased all of the outstanding equity securities of The Learning Alliance, Inc. ("TLA") for 113,834 shares of common stock, valued at $2.7 million. TLA provided sales training services and develops and markets related software for the sales force automation and integration marketplace. The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The acquisition resulted in goodwill of approximately $2.6 million. In December 1996, in order to allow the Company's management to focus on development of its core businesses, the Company decided to divest itself of TLA. TLA was sold in January 1997 for future royalty considerations and foregone severance payments. As a result of this decision, in December 1996 the Company recorded a write-down of approximately $2.3 million of goodwill which had been recorded in connection with the acquisition. The operating results of TLA, which were not material, have been included in the consolidated financial statements from the date of the acquisition to the date of disposition. Pro forma presentations have not been included as the acquisition was not material to the results of operations of the Company.

NOTE 4 PROPERTY AND EQUIPMENT

    Property and Equipment at March 31 consisted of the following:

                                                                                      1999       1998       1997
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Office, demonstration and other equipment.........................................  $   7,702  $  27,252  $  27,739
Development equipment.............................................................        960     12,815     12,654
Furniture.........................................................................        909      3,740      3,799
Leasehold improvements............................................................      1,543      1,819      1,637
                                                                                    ---------  ---------  ---------
                                                                                       11,114     45,626     45,829
Less allowances for depreciation and amortization.................................      8,994     42,305     40,866
                                                                                    ---------  ---------  ---------
                                                                                    $   2,120  $   3,321  $   4,963
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

NOTE 5 INTANGIBLE ASSETS

    The Company's intangible assets have historically consisted of purchased goodwill and capitalized software development costs. The Company's policy is to amortize purchased goodwill to selling, general and administrative expense, and to amortize capitalized software development costs to cost of revenue. In fiscal 1999, upon achieving technological feasibility, the Company capitalized $1.4 million of software development costs related to two development projects. Upon availability for general release these amounts will be amortized to cost of revenue over the estimated useful life of the product. As a result of a strategic product review, in fiscal year 1997 the Company wrote off capitalized software development costs of $2.0 million which were associated with discontinued products or products with limited future revenue potential. The unamortized portion of capitalized software development costs was $1.4 million and $0.6 million at March 31, 1999 and 1998, respectively. Amortization and write-downs to net realizable value of capitalized software development costs were approximately $.6 million, $1.7 million and $5.0 million, during fiscal 1999, 1998, and 1997, respectively. In connection with the acquisitions discussed in Note 3, the Company recorded goodwill and other intangible assets of $4.1 million during fiscal 1999. Amortization expense related to these assets totaled $.2 million in fiscal 1999. There was no goodwill or intangible asset amortization in fiscal 1998. In fiscal year 1997, the Company wrote off goodwill of approximately $2.3 million related to the acquisition of The Learning Alliance (see Note 3).

NOTE 6 CREDIT AGREEMENT

    At March 31, 1999, the Company has outstanding letters of credit aggregating $.9 million which expire between July 31, 1999 and October 31, 2001. These letters of credit guarantee payments on two leases and the future amounts payable for the acquisition of Interleaf Italia (see Note 3). The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

NOTE 7 ACCRUED EXPENSES

    Accrued expenses at March 31 consisted of the following:

                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accrued compensation and related items..................................  $   2,940  $   3,159
Taxes, other than income................................................      2,148        754
Royalties...............................................................        462      1,255
Other...................................................................      5,634      6,489
                                                                          ---------  ---------
                                                                          $  11,184  $  11,657
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 8 LEASE COMMITMENTS

    The Company leases its headquarters and sales offices, and certain equipment under various operating leases, which expire through the year 2005. Rent expense amounted to approximately $3.0, $2.9 million and $5.1 million during fiscal 1999, 1998, and 1997, respectively.

    Future minimum lease commitments on noncancelable operating leases and sublease income are as follows:

                                                                          YEAR ENDED MARCH 31
                                                  --------------------------------------------------------------------
                                                    2000       2001       2002       2003       2004      THEREAFTER
                                                  ---------  ---------  ---------  ---------  ---------  -------------
                                                                             (IN THOUSANDS)
Future minimum lease commitments on
  noncancelable leases..........................  $   6,492  $   4,938  $     492  $     380  $      32    $      11
Future minimum sublease income..................  $   3,947  $   2,976  $      38  $      --  $      --    $      --

    These future minimum lease commitments include approximately $1.6 million, net of sublease income, related to facilities the Company has elected to abandon or downsize in connection with the restructuring and acquisition-related initiatives.

NOTE 9 RESTRUCTURINGS

    Restructuring charges include costs associated with employee termination benefits and facility closures and related costs. Employee termination benefits include severance, wage continuation, notice pay and related fringe benefits. Facility closure and related costs include lease payments, lease buyout costs, disposal of property and equipment, and related costs.

    In connection with the Company's restructuring initiatives, the Company paid approximately $.2 million, $.6 million and $2.7 million for employee termination benefits during fiscal 1999, 1998, and 1997, respectively. Payments for facility closures and related costs, net of sublease receipts, were approximately $1.8 million, $1.9 million and $1.4 million during fiscal 1999, 1998, and 1997, respectively. Expenditures for facility closures, primarily lease payments, are anticipated to continue through the fiscal year 2001. The Company continues to monitor its cost structure in light of current and future revenue levels.

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

NOTE 10 INCOME TAXES

    The provision for income taxes is composed of the following:

                                                                           1999        1998        1997
                                                                         ---------     -----     ---------
                                                                                  (IN THOUSANDS)
Current:
  Federal..............................................................  $      25   $      79   $      --
  State................................................................         --          --          --
  Foreign..............................................................        181          --          --
                                                                         ---------         ---   ---------
Total Current..........................................................        206          79          --
Deferred:
  Federal..............................................................         --          --          --
  State................................................................         --          --          --
                                                                         ---------         ---   ---------
Total Deferred.........................................................         --          --          --
                                                                         ---------         ---   ---------
                                                                         $     206   $      79   $      --
                                                                         ---------         ---   ---------

    The provision for income taxes is based on the following amounts of income
(loss) before income taxes:

                                                                   1999       1998        1997
                                                                 ---------  ---------  ----------
                                                                          (IN THOUSANDS)
Domestic:......................................................  $     112  $   4,537  $  (21,586)
Foreign........................................................     (1,031)    (2,022)     (7,964)
                                                                 ---------  ---------  ----------
                                                                 $    (919) $   2,515  $  (29,550)

    Total income taxes reported are different from the amount that would have been computed applying the federal statutory tax rate to income before income taxes. The difference is attributable to the following:

                                                                     1999       1998        1997
                                                                   ---------  ---------  ----------
                                                                            (IN THOUSANDS)
Computed at federal statutory rate...............................  $    (312) $     814  $  (10,047)
Loss for which no tax benefit was realized.......................        482         --       9,151
Nondeductible write-downs........................................         --         --         778
Non-deductible acquired in-process research & development........        208         --          --
Other nondeductible expenses.....................................         33        102         118
Benefit of net operating loss carryforwards......................       (205)      (837)         --
                                                                   ---------  ---------  ----------
                                                                   $     206  $      79  $       --

    Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of the Company's deferred tax assets and liabilities as of March 31 are as follows:

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Deferred tax assets
Net operating loss carryforwards.................................................  $  18,891  $  24,138  $  22,897
Tax credit carryforwards.........................................................     10,837      7,376      7,150
Accrued rent.....................................................................        229        344        473
Reserve for doubtful accounts receivable, intangible asset amortization, vacation
  and other accruals.............................................................      1,612        950        864
Restructuring....................................................................        940      1,384      2,555
                                                                                   ---------  ---------  ---------
Total deferred tax assets........................................................     32,509     34,192     33,939
Deferred tax asset valuation allowance...........................................    (31,961)   (34,079)   (33,619)
                                                                                   ---------  ---------  ---------
                                                                                         548        113        320
Deferred tax liabilities:
Capitalized software development costs...........................................       (521)      (113)      (320)
Other............................................................................        (27)        --         --
                                                                                   ---------  ---------  ---------
Total deferred tax liabilities...................................................       (548)      (113)      (320)
                                                                                   ---------  ---------  ---------
Net deferred tax asset...........................................................  $      --  $      --  $      --
                                                                                   ---------  ---------  ---------

    Realization of total deferred tax assets is contingent upon future taxable income. A 100% valuation allowance of net deferred tax assets has been established due to the uncertainty of realization of these tax benefits. The deferred tax asset valuation allowance decreased $2.1 million and increased $0.5 million during fiscal 1999 and 1998, respectively.

    At March 31, 1999, the Company and its subsidiaries had net operating loss carryforwards of approximately $49 million that are available to offset future taxable income. The loss carryforwards are attributable to operations in several tax jurisdictions and expire in fiscal 2000 and thereafter. In addition, the Company has research and development and other tax credit carryforwards of approximately $11 million, which are available to reduce future federal and state income tax liabilities. The tax credit carryforwards expire over time, commencing in fiscal 2000. No tax payments were made in fiscal 1998 or fiscal 1997. In fiscal 1999, the Company made tax payments of $.2 million related to alternative minimum taxes and certain state income taxes which were previously accrued.

NOTE 11 SHAREHOLDERS' EQUITY

    Effective December 31, 1998, the Company declared a 1 for 3 reverse split of its common stock. Par value did not change as a result, and all share and per share data have been restated to give effect to the 1 for 3 reverse split.

SERIES A

    On July 15, 1988, the Company declared a dividend distribution of one Preferred Stock Purchase Right (a Right) for each outstanding share of the Company's common stock to shareholders of record on July 25, 1988 and for shares of the Company's common stock issued and outstanding thereafter. The Rights were non-voting and expired by their terms on July 15, 1998. Each Right entitled the holder to purchase a unit consisting of one-hundredth of a share (a Unit) of Series A Junior Participating Preferred Stock, $.10 par value ("Series A"), at a purchase price of $65.00 in cash. The Rights initially traded with the shares of common stock and were not exercisable. The Rights would separate from the common stock and become exercisable only upon the happening of certain events. Thereafter, in the event that the Company were not the surviving corporation in a merger with an Acquiring Person, or the acquisition of 25% of common stock by any person (except pursuant to a tender offer for all shares of common stock determined to be fair by certain directors of the Company), or upon certain self-dealing transactions or increases in an Acquiring Person's ownership of common stock, each holder of an outstanding Right other than an Acquiring Person would have been entitled to receive, upon exercise of a Right, the number of shares of the Company's common stock that equals the exercise price of the Right divided by one half of the current market price of the Company's common stock. In the event that the Company were not the surviving corporation in a merger, or if more than 50% of its assets or earning power is sold or transferred after any person has become an Acquiring Person, each holder of an outstanding Right other than any Acquiring Person would receive, upon exercise of a Right, the number of shares of common stock of the acquiring Company that equals the exercise price of the Right divided by one half of the current market price of the acquiring Company's common stock. The Rights were allowed to expire on July 15, 1998 without ever having become exercisable, and they have no further effect.

SERIES B

    In September 1989, the Company issued 2,142,857 shares of its Senior Series B Convertible Preferred Stock ("Series B Stock"), at a price of $7.00 per share. Under the terms of the Series B Stock, the holders have a liquidation preference of $7.00 per share over the holders of Common Stock. After the payment of liquidation preferences to any class or series of stock superior to the Series B Stock (such as the Series C Stock and the Series D Stock), and payment of the Series B liquidation preference, all other shareholders are entitled to receive, on a per share basis, an amount equal to the total amount of the preference paid at $7 per share as stated above, divided by the total number of shares of common stock that the holders of Series B Stock would have been entitled to receive upon conversion. Finally, the holders of Series B Stock and common stock share ratably in the remainder, if any, with each share of Series B Stock being deemed to have been converted to common stock. Holders of Series B Stock are entitled to vote as a single class on all matters submitted to the common shareholders, receiving the number of votes equal to the number of shares of common stock that they would have received upon conversion, except that the holders of Series B Stock, voting as a separate class, are entitled to elect one director, and the Company needs the approval of the holders of a majority of the Series B Stock on certain significant events.

    Each share of Series B Stock is convertible into .447917 shares of common stock. The holders of Series B Stock converted 135,908, 0 and 61,393 shares of Series B Stock into shares of the Company's common stock during fiscal 1999, 1998 and 1997, respectively.

    The Series B stock may be redeemed at any time by the Company at $21.00 per share, provided at least 20% of the shares of Series B Stock then outstanding are redeemed. Holders of Series B Stock shall share ratably in any dividends declared on the common stock as if each share of Series B Stock had been converted to common stock.

SERIES C

    On October 15, 1996, the Company issued 1,004,904 shares of newly authorized Series C Convertible Preferred Stock ("Series C Stock") at a price of $9.9512 per share, receiving net proceeds of $9.4 million. In accordance with the investment agreement under which the Series C Stock was sold, the Company issued an additional 5,444 shares of Series C Stock. Each share of Series C Stock was initially convertible into 1.33 shares of common stock, and the conversion ratio was adjustable upon certain issuances of common stock by the Company. Dividends of $0.24878 per share were payable on April 15, 1998 and October 15, 1998, and $0.49756 per share on each April 15 and October 15 thereafter.

    During the third quarter of fiscal 1999, the Company redeemed all of the Series C Stock for $1.6 million. Additionally, dividends accrued at September 30, 1998 totaling $.2 million were waived and not paid. For purposes of the 1999 basic earnings per share calculation, this redemption resulted in $8.1 million being added to net income to arrive at net income available to common shareholders. The $8.1 million represents the excess of the carrying amount of the Series C Stock over the fair value of the consideration paid by the Company.

SERIES D

    On September 30, 1997, the Company sold 7,625 shares of Series 6% Convertible Preferred Stock ("Series D Stock") at a price of $1,000 per share in a private placement. The Company received proceeds of $6.8 million, net of placement agent fees and transaction costs. In addition, the Company issued to the placement agent warrants to purchase 763 shares of Series D Stock at an exercise price of $1,000 per share. These warrants are exercisable for a period of five years commencing September 30, 1997.

    Each share of Series D Stock was entitled to receive dividends, payable annually on September 30 of each year, when and as declared by the Company's Board of Directors, at the rate of 6% per annum in preference to any payment made on any shares of Common Stock or any other class or series of capital stock of the Company other than the Series C Stock, which had rights to dividends PARI PASSU with the Series D Stock. The dividends on the Series D Stock accrued from day to day whether or not earned or declared. Any dividend payable after the date of issuance of the Series D Stock could be paid (i) in additional shares of Series D Stock valued at $1,000.00 per share, or (ii) upon proper notice, in cash. Each share of Series D Stock was also entitled to a liquidation preference of $1,000.00 per share, plus any accrued but unpaid dividends, in preference to any other class or series of capital stock of the Company

(except shares of Series C Stock, which were PARI PASSU with the Series D Stock). Except as otherwise provided by applicable law, holders of Series D Stock had no voting rights.

    Commencing on December 29, 1997, at least 10% and up to 25% (depending upon the price at which the Common Stock was trading) of the number of shares of Series D Stock held of record by each holder on such day became convertible into shares of Common Stock, and thereafter on the successive monthly anniversaries of such day additional shares of Series D Stock became convertible (with the additional amount varying from 10% to 25% of the number of shares of Series D Stock held of record by such holder on such day depending upon the price at which Common Stock was trading) except that in any month when the highest of the Common Stock's daily low trading prices was $7.50 or less, not more than 10% of each holder's shares of Series D Stock held of record on such day became convertible.

    The number of shares of Common Stock issuable upon conversion of shares of Series D Stock was equal to the liquidation preference of the shares being converted, divided by the then-effective conversion price (the "Conversion Price"). The Conversion Price through April 30, 1998 was $5.50. The Conversion Price between May 1, 1998 and January 31, 1999 was the lowest trading price of the Common Stock during the twenty-two (22) consecutive trading days immediately preceding the date of conversion, reduced by the Applicable Percentage, described below, except that the Conversion Price could not be not less than $1.50 prior to November 1, 1998. The "applicable percentage" was dependent upon the time which has passed from original issuance to the date of measurement, being 9.8% starting on May 1, 1998 and increasing in each subsequent month to 11.1%, 12.4%, 13.7%, and 15%. At any date after February 1, 1999, the Conversion Price would be the lesser of (a) 85% of the average of low daily trading price of the Common Stock for all the trading days during November 1998 through January 1999 (provided that in no event shall this amount be less than $8.449), or (b) 85% of the average of the lowest daily trading price of the Common Stock during the twenty-two (22) consecutive trading days immediately preceding the date of conversion (the "Conversion Cap"). The Conversion Price is at all times also subject to adjustment for customary anti-dilution events such as stock splits, stock dividends, reorganizations and certain mergers affecting the Common Stock. On September 30, 2003, all of the then outstanding shares of Series D Stock would be automatically converted into shares of Common Stock at the then-applicable Conversion Price. No holder of shares of Series D Stock would be entitled to convert any shares of Series D Stock into shares of Common Stock if, following such conversion, the holder and its affiliates (within the meaning of the Securities Exchange Act of 1934) would be the beneficial owners (as defined in Rule 13d-3 thereunder) of 10% or more of the outstanding shares of Common Stock.

    On November 4, 1998, the Company reached agreement with the holders of 79% of its outstanding Series D Stock, pursuant to which all of the shares of Series D Stock held by those persons (5,487 shares out of 6,987 outstanding) was converted into a total of approximately $2.2 million in cash and approximately
1.2 million shares of common stock. This conversion occurred on November 18, 1998. The shares of Common Stock issued to the former holders of Series D Stock are held subject to the restrictions on re-sale, prohibitions against short-selling and the other terms and conditions of the Preferred Stock Investment Agreement under which the Series D was originally issued. Specifically, the holders of those shares of Common Stock agreed to be limited on resales of such shares to the greatest of: (i) 10% of the average daily trading volume of the Common Stock for the five trading days preceding any such sales; (ii) 12,000 shares; or (iii) 10% of the trading volume for the Common Stock on the date of any such sale. For purposes of the 1999 basic earnings per share calculation, this conversion resulted in $.7 million being added to net income to arrive at net income available to common shareholders. The $.7 million represents the excess of the carrying amount of Series D Stock over the fair value of consideration paid by the Company.

STOCK OPTION PLANS

    The Company has five separate stock option plans that provide for the granting of non-qualified and incentive stock options to employees, consultants, officers and directors. The Board of Directors determines the option price, the option term, and the vesting period for options granted. Incentive stock options are granted at a price not less than the fair market value on the date of grant. In June 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"), which initially provided for a maximum of 250,000 shares of common stock to be issued and sold under the plan. In August 1995, August 1997 and February 1998 the Board of Directors approved amendments to the 1993 Plan to increase the number of shares available for issuance under the plan by 250,000, 200,000 and 433,000 shares, respectively. On July 14, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan (the "1994 Plan"), which initially provided for a maximum of 250,000 shares of common stock to be issued and sold under that plan. In May 1996 and October 1996 the Board of Directors approved amendments to the 1994 Plan to increase the number of shares available for issuance under the plan by 250,000 and 333,000 shares, respectively. In February 1998, the Board of Directors determined that no additional shares would be issued under the 1994 Plan, that all future option grants would be issued under the 1993 Plan, and that the 1993 Plan would be administered in a broadly based fashion. The Board also increased the number of shares available for issuance under the 1993 Plan by 433,000 shares. In January 1997 and February 1998 the Company adopted the 1997 Key Man Stock Option Plan and Agreement ("1997 Key Man Plan"), and the 1998 Key Man Stock Option Plan and Agreement ("1998 Key Man Plan"), respectively. These two plans provided for a maximum of 317,000 shares of common stock to be issued and sold to two senior executives. As of March 31, 1999, options to purchase the entire 317,000 shares authorized under those two plans had been granted, and no further shares were available for grant.

    On September 12, 1996, the Board of Directors authorized a repricing program which allowed employees to elect to reprice all or some of their outstanding options, ranging in exercise price from $8.25 to $32.25 per share, to the September 12, 1996 closing price of $7.69. Any options repriced may not be exercised until March 12, 1997. Options for approximately .7 million shares were repriced. On June 20, 1997, the Board of Directors authorized a repricing program which allowed employees to elect to reprice all or some of their outstanding options, ranging in price from $6.00 to $24.75 per share, to the June 20, 1997 closing price of $3.75. Approximately .4 million shares were repriced. On December 15, 1998 the Board of Directors authorized a repricing program which allowed employees to elect to reprice all or some of their outstanding options, ranging in price from $2.82 to $22.11 per share to the December 15, 1998 closing price of $1.97. Any options repriced on that date may not be exercised until December 15, 1999. Options for 1.0 million shares were repriced.

    A summary of activity for these stock option plans is as follows:

                                                                                    PRICE RANGE    WEIGHTED AVERAGE
                                                               NUMBER OF SHARES      OF SHARES      PRICE PER SHARE
                                                              -------------------  --------------  -----------------
                                                                   (IN THOUSANDS, EXCEPT PRICE RANGE OF SHARES)
Outstanding at March 31, 1996...............................             607       $   8.25-32.25      $   13.50
Granted.....................................................             938           6.15- 7.68           7.32
Exercised...................................................             (52)          8.25-13.50           8.70
Cancelled...................................................            (513)          7.50-31.89          17.85
                                                                       -----       --------------         ------
Outstanding at March 31, 1997...............................             980           6.09-32.25      $    8.25
Granted.....................................................             761           2.82-10.89           6.51
Exercised...................................................            (150)          2.82-16.50           8.46
Cancelled...................................................            (314)          2.82-32.25           9.75
                                                                       -----       --------------         ------
Outstanding at March 31, 1998...............................           1,277       $   2.82-22.11      $    9.21

Granted.....................................................             464       $   1.97- 8.44           2.28
Exercised...................................................             (10)          2.82- 3.75           3.57
Canceled....................................................            (381)          1.97-22.11          11.21
                                                                       -----       --------------         ------
Outstanding at March 31, 1999...............................           1,350       $   1.97- 8.44      $    2.10

    At March 31, 1999, there were approximately 375,000 shares available for grant under the 1993 Plan. Options exercisable at March 31, 1999, 1998, and 1997 under the 1993 Plan, 1994 Plan, 1997 Key Man Plan and the 1998 Key Man Plan were in the aggregate approximately 554,000, 112,000 and 413,000, respectively.

    In September 1993, the Company adopted a 1993 Director Stock Option Plan (the "Director Plan"), under which non-employee directors may receive options.
  Under that plan, each non-employee director received a grant of 1,700 options at the inception of the Director Plan, and each newly elected non-employee director received a grant of 1,700 options as of the date of his or her first election as a director. Every April 1, each non-employee director automatically received a grant of 1,700 additional options. In December 1997, the Board of Directors amended the Director Plan to provide that newly elected non-employee directors will receive a grant of 8,300 shares, and on each April 1 each non-employee director will automatically receive a grant of an additional 2,500 shares. During fiscal 1999, 1998 and 1997, no options were exercised. At March 31, 1999, there were options outstanding to purchase 113,000 shares under the Director Plan and no shares were available for grant. Options exercisable under the Director Plan at March 31, 1999, 1998, and 1997 were 68,000, 5,000 and 23,000, respectively.

    PRO FORMA DISCLOSURE OF THE EFFECTS OF STOCK-BASED COMPENSATION PLANS: The Company accounts for stock-based compensation using the method prescribed in APB
25. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase plan.

    Had compensation cost been determined based on the fair value at the grant dates for awards under those plans in fiscal 1999, 1998 and 1997 on a basis consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share on a diluted basis would have been as indicated below:

                                                                                1999         1998          1997
                                                                              ---------  -------------  ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            AMOUNTS)
Net income (loss)--as reported..............................................  $  (1,125) $       2,436  $  (29,550)
Net income (loss)--pro forma................................................     (3,186)         1,651     (29,858)
Earnings (loss) per share--as reported--Basic...............................       1.01            .33       (5.11)
Earnings (loss) per share--pro forma--Basic.................................        .72            .20       (5.16)
As reported--diluted (except when anti-dilutive)............................       (.14)           .27       (5.11)
Pro forma-diluted (except when anti-dilutive)...............................       (.38)           .17       (5.16)
Because SFAS No. 123 is only applicable to options granted subsequent to
  March 31, 1995, its pro forma effects are not fully reflected in the above table. The fair value of options at date of grant was estimated using the
  Black-Scholes option pricing model with the following weighted average assumptions:

Expected life (years).......................................................          4              4           4
Risk-free interest rate.....................................................       4.66%    5.47%-6.83%       6.38%
Volatility..................................................................       79.4%          78.9%       73.8%
Dividend yield..............................................................         --             --          --

    The weighted-average grant-date fair value of options granted during fiscal 1999, 1998 and 1997 was $.46, $3.33 and $5.52, respectively. The following table summarizes information about stock options outstanding at March 31, 1999:

                                                         OPTIONS OUTSTANDING
                                                 ------------------------------------           OPTIONS EXERCISABLE
                                                 WEIGHTED AVERAGE                      --------------------------------------
                                   NUMBER            REMAINING                              NUMBER
                               OUTSTANDING AT    CONTRACTUAL LIFE   WEIGHTED AVERAGE    EXERCISABLE AT     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE            3/31/99          (IN YEARS)       EXERCISE PRICE         3/31/99         EXERCISE PRICE
----------------------------  -----------------  -----------------  -----------------  -----------------  -------------------
                                                       (IN THOUSANDS, EXCEPT PRICE RANGE OF SHARES)
$.00-1.97...................            942                8.0          $    1.97                490                1.97
$1.98-2.05..................            357                9.6          $    2.03                 34                2.03
$2.06-4.00..................             34                8.0          $    3.75                 18                3.75
$4.01-8.45..................             17                5.7          $    8.25                 12                7.96

    EMPLOYEE STOCK PURCHASE PLAN: The Company's 1987 Employee Stock Purchase Plan allowed eligible officers and employees to withhold up to 10% of their total compensation to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock on the date a one-year offering commences or the date an offering terminates, whichever is lower. On April 9, 1998, this plan was amended by the Board of Directors to provide that the final offering period would terminate on November 5, 1998, rather than April 30, 1999 as originally provided. Shares issued to employees during fiscal 1999, 1998, and 1997 were approximately 125,000, 84,000 and 61,000, respectively. On June 15, 1998, the Company adopted the new 1998 Employee Stock Purchase Plan, providing essentially the same benefits as the 1987 Employee Stock Purchase Plan, having 20 offering periods of six months each, and a term of ten years. There are 833,333 shares of common stock reserved for issuance pursuant to this plan.

    At March 31, 1999, approximately 4,847,000 shares of common stock were reserved for issuance for various purposes, primarily for issuance upon conversion of the Series B Stock and Series D Stock, issuance upon exercise of options granted under the various stock option plans, issuance upon exercise of certain outstanding warrants, and issuance under the 1998 Employee Stock Purchase Plan.

NOTE 12 EMPLOYEE BENEFIT PLANS

    The Company's retirement savings plan (401(k) plan) allows eligible employees to make tax-deferred contributions. Participants in the 401(k) plan may contribute up to 15% of their total annual compensation, not to exceed the specified statutory limit. Participants are 100% vested in their own contributions. The 401(k) plan permits, but does not require, the Company to make contributions to the 401(k) plan. The Company made contributions of $25,000 during fiscal 1999 and made no contributions during fiscal 1998 and 1997.

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

    Interleaf's German subsidiary, Interleaf GmbH, has been notified that it is liable for certain German withholding taxes related to payments remitted to the United States from Germany. The Company is appealing this assessment; however, approximately $1.1 million of the cash and cash equivalents balance at March 31, 1999 and 1998 has been restricted for potential payment of the German withholding taxes. Additionally, the Company has been assessed $.7 million for a German Trade Tax. The Company intends to dispute this claim. The Company believes the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 14 INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's four reportable segments provide software and related services in three geographic regions and a technical document outsourcing business. The outsourcing business is represented by PDR, acquired August 31, 1998, and operates solely in the Americas region. Reported segment income is comprised of external customer revenue less operating expenses incurred by the segment. Intercompany revenues and expenses, comprised mainly of software royalty income and expense, have been eliminated. Segment assets are all assets directly attributable to a particular segment. Intangible assets are included in the Americas region software and services segment and are not allocated to other segments. The accounting policies for the segments are the same as those described in Note 2.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables:

    The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                            SOFTWARE AND SERVICES         OUTSOURCING
                                                      ----------------------------------  -----------
                                                       AMERICAS    EUROPE    ASIA/PACIFIC  AMERICAS
                                                      ----------  ---------  -----------  -----------    TOTAL
                                                                                                       ----------

YEAR ENDED MARCH 31, 1999
  Product...........................................  $    4,752  $   4,376   $     323    $      --   $    9,451
  Maintenance.......................................      13,780      6,857         658           --       21,295
  Services..........................................       8,762      2,233         161        3,292       14,448
                                                      ----------  ---------  -----------  -----------  ----------
  Total revenue.....................................  $   27,294  $  13,466   $   1,142    $   3,292   $   45,194
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Amortization......................................  $      806  $      --   $      --    $      --   $      806
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Depreciation......................................  $    1,454  $     386   $      27    $       7   $    1,874
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Segment operating income(loss)....................  $   (5,330) $   4,039   $    (425)   $     260   $   (1,456)
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
YEAR ENDED MARCH 31, 1998
  Product...........................................  $    8,476  $   3,775   $   1,084    $      --   $   13,335
  Maintenance.......................................      18,167      6,735       1,181           --       26,083
  Services..........................................      10,668      2,055         436           --       13,159
                                                      ----------  ---------  -----------  -----------  ----------
  Total revenue.....................................  $   37,311  $  12,565   $   2,701    $      --   $   52,577
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Amortization......................................  $    1,697  $      --   $      --    $      --   $    1,697
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Depreciation......................................  $    1,828  $     488   $     161    $      --   $    2,477
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Segment operating income(loss)....................  $      474  $   2,465   $    (577)   $      --   $    2,362
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
YEAR ENDED MARCH 31, 1997
  Product...........................................  $    8,555  $   8,240   $   2,026    $      --   $   18,821
  Maintenance.......................................      20,254      7,785         933           --       28,972
  Services..........................................      12,493      4,165         372           --       17,030
                                                      ----------  ---------  -----------  -----------  ----------
  Total revenue.....................................  $   41,302  $  20,190   $   3,331    $      --   $   64,283
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Amortization......................................  $    5,855  $      --   $      --    $      --   $    5,855
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Depreciation......................................  $    3,074  $     588   $     189    $      --   $    3,851
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------
  Segment operating income(loss)....................  $  (19,286) $   2,294   $    (685)   $      --   $  (17,677)
                                                      ----------  ---------  -----------  -----------  ----------
                                                      ----------  ---------  -----------  -----------  ----------

THE FOLLOWING ARE RECONCILIATIONS TO CORRESPONDING TOTALS IN THE ACCOMPANYING
  CONSOLIDATED STATEMENTS:

                                                                 1999       1998        1997
                                                               ---------  ---------  ----------

Income (loss) for reportable segments........................  $  (1,456) $   2,362  $  (17,677)
Restructuring charges........................................         --         --     (10,942)
Non-operating income/(expense)...............................          2        (84)     (1,061)
Interest income, net.........................................        535        237         130
                                                               ---------  ---------  ----------
Income (loss) before taxes...................................  $    (919) $   2,515  $  (29,550)
                                                               ---------  ---------  ----------
                                                               ---------  ---------  ----------

THE FOLLOWING TABLE INCLUDES ASSETS ATTRIBUTABLE TO EACH SEGMENT:

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------

SOFTWARE AND SERVICES
  Americas...................................................  $  20,036  $  24,059  $  19,811
  Europe.....................................................     14,991     14,003     16,387
  Asia/Pacific...............................................        817      1,326      1,702
OUTSOURCING                                                        1,968         --         --
                                                               ---------  ---------  ---------
  Total assets...............................................  $  37,812  $  39,388  $  37,900
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

THE GEOGRAPHIC AREAS OF THE COMPANY'S SALES FOR THE YEARS ENDED MARCH 31 AND THE
  LONG-LIVED ASSETS AT MARCH 31 ARE AS FOLLOWS:

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------

REVENUE
  United States..............................................  $  28,346  $  35,085  $  40,042
  International..............................................     16,848     17,492     24,781
                                                               ---------  ---------  ---------
  Total......................................................  $  45,194  $  52,577  $  64,283
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Long-lived assets
  United States..............................................  $   7,014  $   3,355  $   5,666
  International..............................................        770      1,377      2,022
                                                               ---------  ---------  ---------
  Total......................................................  $   7,784  $   4,732  $   7,688
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

NOTE 15 INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                                     1999       1998        1997
                                                                                   ---------  ---------  ----------
                                                                                     IN THOUSANDS, EXCEPT FOR PER
                                                                                            SHARE AMOUNTS

NUMERATOR:
Net income.......................................................................  $  (1,125) $   2,436  $  (29,550)

Preferred stock dividends
  Senior series C convertible....................................................       (283)      (230)         --
  Senior series D convertible-redeemed...........................................       (209)      (228)         --
  Senior series D convertible-outstanding........................................        (73)        --          --
                                                                                   ---------  ---------  ----------
                                                                                        (565)      (458)
                                                                                   ---------  ---------  ----------
Gains on redemption
  Senior series C convertible....................................................      8,100         --          --
  Senior series D convertible....................................................        671         --          --
                                                                                   ---------  ---------  ----------
                                                                                       8,771         --          --
                                                                                   ---------  ---------  ----------
Numerator for basic income (loss) per share
  Income loss available to common shareholders...................................      7,081      1,978     (29,550)
                                                                                   ---------  ---------  ----------
EFFECT OF DILUTIVE SECURITIES
Preferred stock dividends
  Senior series C convertible....................................................        283        230          --
  Senior series D convertible-redeemed...........................................        209         --          --
  Senior series D convertible-outstanding........................................         --         --          --
                                                                                   ---------  ---------  ----------
                                                                                         492        230          --
                                                                                   ---------  ---------  ----------
Gains on redemption
  Senior series C convertible....................................................     (8,100)        --          --
  Senior series D convertible....................................................       (671)        --          --
                                                                                   ---------  ---------  ----------
                                                                                      (8,771)        --          --
                                                                                   ---------  ---------  ----------
Numerator for diluted income (loss) per share
  Income (loss) available to common shareholders.................................  $  (1,198) $   2,208  $  (29,550)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
DENOMINATOR:
Denominator for basic earnings per share
Weighted average shares..........................................................      7,019      5,952       5,781
                                                                                   ---------  ---------  ----------
Effect of dilutive securities
  Series B convertible preferred stock...........................................         --        386          --
  Series C convertible preferred stock...........................................        756      1,344          --
  Series D convertible preferred stock...........................................        912         --          --
  Stock options..................................................................         --        549          --
  Stock purchase plan............................................................         --         34          --
  Warrants.......................................................................         --          4          --
                                                                                   ---------  ---------  ----------
Dilutive potential common shares.................................................      1,668      2,317          --
                                                                                   ---------  ---------  ----------
Denominator for diluted earnings per share
Adjusted weighted average shares and assumed conversions.........................      8,687      8,269       5,781
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
Basic earnings (loss) per share..................................................  $    1.01  $    0.33  $    (5.11)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
Diluted earnings (loss) per share................................................  $   (0.14) $    0.27  $    (5.11)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

    For additional disclosures regarding outstanding preferred stock, employee and director stock options, the employer stock purchase plan and warrants, see
Note 11. In 1999, stock options, conversion of Series B Stock and conversion of outstanding Series D Stock at March 31, 1999, all of which aggregated 1,181,000 common shares, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In 1998, options to purchase 728,000 shares of common stock were outstanding at March 31, 1998, but were not included in the computation of the diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In 1997, no dilutive securities were included in the computation of diluted earnings per share because the Company had a net loss, and the effect would have been anti-dilutive.

NOTE 16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following summarizes unaudited selected quarterly results of operations for the years ended March 31, 1999 and 1998 and the market range for the Company's common stock for those periods:

QUARTER ENDED                                    JUNE 30   SEPTEMBER 30(A)  DECEMBER 31(A)   MARCH 31      YEAR
----------------------------------------------  ---------  ---------------  --------------  -----------  ---------
                                                           (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
FISCAL 1999
Revenues......................................  $  11,008     $  10,010       $   11,636     $  12,540   $  45,194
                                                ---------       -------          -------    -----------  ---------
Gross Margin..................................  $   6,850     $   5,653       $    6,967     $   7,006   $  26,476
                                                ---------       -------          -------    -----------  ---------
Net income (loss).............................  $     254     $   (2078)      $      241     $     458   $  (1,125)
                                                ---------       -------          -------    -----------  ---------
Net income (loss) per share:
  Basic.......................................  $   (0.05)    $   (0.42)      $     1.30     $     .05   $    1.01
  Diluted.....................................  $   (0.05)    $   (0.42)      $      .03     $     .04   $    (.14)
                                                ---------       -------          -------    -----------  ---------
Common stock prices:
  High........................................    10 5/16         5 5/8           3 3/16        4 3/16
  Low.........................................      5 5/8         2 1/4          1 11/16         1 3/4
                                                ---------       -------          -------    -----------
FISCAL 1998
Revenues......................................  $  12,826     $  13,118       $   13,424     $  13,209   $  52,577
                                                ---------       -------          -------    -----------  ---------
Gross Margin..................................  $   8,311     $   8,277       $    8,440     $   8,512   $  33,540
                                                ---------       -------          -------    -----------  ---------
Net income....................................  $     386     $     449       $      726     $     875   $   2,436
                                                ---------       -------          -------    -----------  ---------
Net income per share:
  Basic.......................................  $    0.07     $    0.08       $     0.12     $    0.10   $    0.33
  Diluted.....................................  $    0.05     $    0.05       $     0.10     $    0.09   $    0.27
                                                ---------       -------          -------    -----------  ---------
Common stock prices:
  High........................................     5 1/16        10 1/2         11 29/32        11 1/4
  Low.........................................    2 23/32        4 5/16            7 7/8         8 1/4
                                                ---------       -------          -------    -----------

------------------------

a. The second and third quarter 1999 net income (loss) and earnings per share have been restated to reflect an adjustment to the charge taken for purchased IPR&D as discussed in Note 3.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
INTERLEAF, INC.

    In our opinion, the consolidated financial statements listed in the accompanying index on page 23 present fairly, in all material respects, the financial position of Interleaf, Inc. and its subsidiaries at March 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index, for the year ended March 31, 1999, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
May 6, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Interleaf, Inc.

    We have audited the accompanying consolidated balance sheet of Interleaf, Inc. as of March 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interleaf, Inc. at March 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young, LLP
Boston, Massachusetts
May 13, 1998

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               COL. B         COL. C.
                                                            -------------  -------------     COL. E         COL. F
COL. A                                                       BALANCE AT    ADDITIONS TO   -------------  -------------
----------------------------------------------------------  BEGINNING OF     COSTS AND     DEDUCTIONS     BALANCE AT
DESCRIPTION                                                    PERIOD        EXPENSES     DESCRIBE (1)   END OF PERIOD
----------------------------------------------------------  -------------  -------------  -------------  -------------
Year ended March 31, 1997:
  Deducted from asset accounts
  Allowance for doubtful accounts.........................    $   1,695      $     304      $    (628)     $   1,371
                                                                 ------          -----          -----         ------
                                                                 ------          -----          -----         ------
Year ended March 31, 1998:
  Deducted from asset accounts
  Allowance for doubtful accounts.........................    $   1,371      $     224      $    (231)     $   1,364
                                                                 ------          -----          -----         ------
                                                                 ------          -----          -----         ------
Year ended March 31, 1999:
  Deducted from asset accounts
  Allowance for doubtful accounts.........................    $   1,364      $     259      $    (500)     $   1,123
                                                                 ------          -----          -----         ------
                                                                 ------          -----          -----         ------

------------------------

(1) Write-off of uncollectable accounts receivable and effect of foreign exchange rate fluctuations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" (except for the information contained under the subheadings "Compensation Committee Report" and "Stock Performance Graph") in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on September 8, 1999 (the "1999 Proxy Statement") to be filed with the SEC within 120 days from fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to "Executive Compensation," "Severance Plan and Change in Control," and "Directors' Compensation" contained in the 1999 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to information contained in the table appearing under the heading "Principal Shareholders" contained in the 1999 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" contained in the 1999 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

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

(b) Reports on Form 8-K

    On March 16, 1999, the Company filed a Current Report on Form 8-K (File No. 0-14713) attaching as an Exhibit financial statements reflecting the effect of the Company's February, 1999 private placement, and its resulting compliance with NASDAQ's minimum net tangible asset continued listing criteria.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INTERLEAF, INC.

                                              By:        /s/ JAIME W. ELLERTSON
                                                         ----------------------------------------
                                                         Jaime W. Ellertson,
                                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: June 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                CAPACITY                  DATE
------------------------------  --------------------------  -------------------
                                President and Chief
    /s/ JAIME W. ELLERTSON        Executive Officer and a
------------------------------    Director (Principal          June 29, 1999
      Jaime W. Ellertson          Executive Officer)

                                Vice President of Finance
                                  and Administration Chief
      /s/ PETER J. RICE           Financial Officer and
------------------------------    Treasurer (Principal         June 29, 1999
        Peter J. Rice             Financial and Accounting
                                  Officer)

      /s/ RORY J. COWAN
------------------------------  Chairman of the Board of       June 29, 1999
        Rory J. Cowan             Directors

   /s/ FREDERICK B. BAMBER
------------------------------  Director                       June 29, 1999
     Frederick B. Bamber

     /s/ DAVID A. BOUCHER
------------------------------  Director                       June 29, 1999
       David A. Boucher

     /s/ MARCIA J. HOOPER
------------------------------  Director                       June 29, 1999
       Marcia J. Hooper

     /s/ JOHN A. LOPIANO
------------------------------  Director                       June 29, 1999
       John A. Lopiano

                                 EXHIBIT INDEX

EXHIBIT                                                                                                 METHOD OF
NUMBER                                             DESCRIPTION                                            FILING
---------  -------------------------------------------------------------------------------------------  ----------
   3.01    Restated Articles of Organization of the Company, as amended                                    [A]

   3.02    By-Laws of the Company, as amended                                                              [B]

   4.01    Specimen Certificate for Shares of the Common Stock                                           Included

  10.01    1989 Officer and Employee Severance Benefit Plans                                               [C]

  10.02    1993 Director Stock Option Plan                                                                 [B]

  10.03    1993 Stock Option Plan, as amended                                                              [D]

  10.04    1994 Employee Stock Option Plan, as amended                                                     [E]

  10.05    1998 Employee Stock Purchase Plan                                                               [F]

  10.06    1997 Key Man Stock Option Plan and Agreement dated January 10, 1997                             [G]

  10.07    1998 Key Man Stock Option Plan and Agreement dated February 23, 1998                            [G]

  10.08    Preferred Stock Purchase Agreement, for the issuance of 2,142,857 shares of the Company's       [H]
           Senior Series B Convertible Preferred Stock, dated September 29, 1989

  10.09    Letter Agreement among Interleaf, Inc., the Lindner Growth Fund and the Lindner Dividend        [I]
           Fund dated as of August 19, 1998, as amended by Letter Agreement dated October 26, 1998, pursuant to which the Company redeemed 100% of the Series C Stock

  10.10    Form of Letter Agreements among Interleaf, Inc., and certain holders of the 6% Convertible      [I]
           Preferred Stock, dated as of October 27, 1998, and Form of Closing Letter dated November 4,
           1998 with respect to the conversion of 6% Convertible Preferred Stock

  10.12    Form of Common Stock Purchase Agreement between the Company and each of the participants in     [J]
           the March 1999 Private Placement.

  10.13    Lease of Prospect Place, Waltham, MA, between Prospect Place Limited Partnership and            [K]
           Interleaf, Inc., and related Agreements, dated March 30, 1990.

  10.14    Sublease, dated September 15, 1995, between Parametric Technology Corporation and the           [L]
           Company

  10.15    Net Lease, dated August 14, 1995, between Principal Mutual Insurance Company and the            [L]
           Company

  10.16    Offer Letter and Acceptance between Jaime W. Ellertson, the Company's President and Chief       [M]
           Executive Officer, and the Company, dated January 9, 1997.

  10.17    Offer Letter and Acceptance between Craig Newfield, the Company's Vice President, General       [N]
           Counsel and Clerk, and the Company, dated October 3, 1997

  10.18    Offer Letter and Acceptance between Peter J. Rice, the Company's Vice President, Chief          [N]
           Financial Officer and Treasurer, and the Company, dated February 23, 1998.

  10.19    Letter Agreement between the Company and Amanda Radice dated November 2, 1998, regarding        [I]
           the employment of Ms. Radice by the Company

  10.20    Letter Agreement between the Company and Barry Briggs dated May 3, 1999, regarding the        Included
           employment of Mr. Briggs by the Company

EXHIBIT                                                                                                 METHOD OF
NUMBER                                             DESCRIPTION                                            FILING
---------  -------------------------------------------------------------------------------------------  ----------
  10.21    Letter Agreement between the Company and Graham Marshall dated May 10, 1999, regarding the    Included
           employment of Mr. Marshall by the Company

  10.22    Stock Purchase Agreement by and among Interleaf, Inc., PDR Automated Systems and                [O]
           Publications, Inc. and Dona D. Ray, with variable information for otherwise identical agreements with Messrs. Marksbury and Kloiber

  10.23    Stock Purchase Agreement dated February 25, 1999 between the Company and Finpiave, S.p.A.       [P]
           regarding the purchase by Interleaf of 69% of the capital of Interleaf Italia S.r.l.

  10.24    Asset Purchase Agreement dated April 7, 1999 by and among Interleaf, Inc., Texcel               [Q]
           International AL, Texcel Research, Inc. and Texcel (UK) Limited

  21       Subsidiaries of the Company                                                                   Included

  23.1     Consent of Independent Auditors                                                               Included

  23.2     Consent of Independent Accountants                                                            Included

  27       Financial Data Schedule                                                                       Included

------------------------

A  Incorporated herein by reference are the applicable Exhibit to Company's
    Report on Form 10-Q for the quarter ended December 31, 1996, File Number 0-14713; and Appendix A to the Proxy Statement filed December 2, 1998, File Number 0-14713.

B  Incorporated herein by reference is the applicable Exhibit to Company's
    Annual Report on Form 10-K for the year ended March 31, 1994, File Number 0-14713.

C  Incorporated herein by reference is the applicable Exhibit to Company's
    Annual Report on Form 10-K for the year ended March 31, 1989, File Number 0-14713.

D  Incorporated herein by reference is the applicable Exhibit to Company's
    Annual Report on Form 10-K for the year ended March 31, 1995, File Number 0-14713.

E  Incorporated herein by reference is the applicable Exhibit to Company's
    Report on Form 10-Q for the quarter ended September 30, 1996, File Number 0-14713.

F  Incorporated herein by reference is Exhibit A to the Company's Proxy
    Statement for 1998 Annual Meeting of Stockholders July 28, 1998, File Number 333-77907.

G  Incorporated herein by reference is the applicable Exhibit to the Company's
    Registration Statement on Form S-8, filed June 5, 1998, File Number
    333-56145.

H  Incorporated herein by reference is the applicable Exhibit to Company's
    Annual Report on Form 10-K for the year ended March 31, 1990, File Number 0-14713.

I Incorporated herein by reference is the applicable Exhibit to Company's Report on Form 10-Q for the quarter ended September 30, 1998, File Number 0-14713.

J Incorporated herein by reference is Exhibit 10 to the Company's Current Report on Form 8-K dated November 27, 1998, File Number 0-14713.

K  Incorporated herein by reference is the applicable Exhibit to Company's
    Report on Form 8-K filed April 13, 1990, File Number 0-14713.

L  Incorporated herein by reference is the applicable Exhibit to Company's
    Registration Statement on Form S-2, File Number 33-63785.

M  Incorporated herein by reference is the applicable Exhibit to Company's
    Report on Form 10-Q for the quarter ended December 31, 1996, File Number 0-14713.

N  Incorporated herein by reference is the applicable Exhibit to Company's
    Annual Report on Form 10-K for the year ended March 31, 1998, File Number 0-14713.

O  Incorporated herein by reference is Exhibit 10.1 to the Company's Current
    Report on Form 8-K dated September 24, 1998, File Number 0-14713.

P  Incorporated herein by reference is Exhibit 4.2 to the Company's Registration
    Statement on Form S-3 dated May 6, 1999, File Number 333-77907.

Q  Incorporated herein by reference is Exhibit 4.3 to the Company's Registration
    Statement on Form S-3 dated May 6, 1999, File Number 333-77907.