Form 10-Q
period 1999-06-30
INTERLEAF INC /MA/
filed 1999-08-16
CIK 793604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q


/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly period ended JUNE 30, 1999 .

                                       or


/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________________ to _____________.


                         COMMISSION FILE NUMBER 0-14713


                                    [LOGO]

                                 Interleaf, Inc.
             (exact name of registrant as specified in its charter)

             MASSACHUSETTS                                04-2729042
     (State or other jurisdiction                     (I.R.S. employer
   of incorporation or organization)                identification number)

        62 FOURTH AVENUE, WALTHAM, MA                        02451
   (Address of principal executive offices)                (Zip Code)

                                 (781) 290-0710
                         (Registrant's telephone number,
                              including area code)

Indicate by check / X / whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days Yes / X / No .


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 11, 1999 was 11,471,968.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated balance sheet at June 30, 1999 and March 31, 1999.......................................    3

Consolidated statement of operations for the three months ended
June 30, 1999 and 1998 ...............................................................................   4

Consolidated statement of cash flow for the three months ended
June 30, 1999 and 1998 ...............................................................................   5

Notes to consolidated financial statements ...........................................................   6


ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................................................   9



PART II - OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K ............................................................  15


SIGNATURES ...........................................................................................  15


PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

                        INTERLEAF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                        JUNE 30, 1999               MARCH 31, 1999
                                                                                        -------------               --------------
                                                                                          (UNAUDITED)

In thousands, except for share and per share amounts

ASSETS
Current assets
Cash and cash equivalents                                                                  $   12,901                  $    16,479
Accounts receivable, net of reserve for doubtful accounts of  $1,064
   at June 30, 1999 and $1,123 at March 31, 1999                                               12,090                       12,008
Prepaid expenses and other current assets                                                       2,001                        1,541
                                                                                           ----------                  -----------
Total Current Assets                                                                           26,992                       30,028
Property and equipment, net                                                                     2,050                        2,120
Intangible assets, net                                                                          7,942                        5,222
Other assets                                                                                      427                          442
                                                                                           ----------                  -----------
Total Assets                                                                               $   37,411                  $    37,812
                                                                                           ----------                  -----------
                                                                                           ----------                  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                           $    1,715                  $     2,224
Accrued expenses                                                                               10,358                       11,184
Unearned revenue                                                                               10,742                       11,492
Accrued restructuring                                                                             966                          953
                                                                                           ----------                  -----------
Total Current Liabilities                                                                      23,781                       25,853
Long-term restructuring                                                                         1,074                        1,234
                                                                                           ----------                  -----------
Total Liabilities                                                                              24,855                       27,087
                                                                                           ----------                  -----------

Redeemable common stock- shares issued and outstanding, none at
  June 30, 1999 and 469,093  at March 31, 1999                                                     --                        1,496
                                                                                           ----------                  -----------

Shareholders' Equity
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
Senior Series B Convertible, shares issued and outstanding, 726,003
   at June 30, 1999 and March 31, 1999                                                             73                           73
 6% Convertible, shares issued and outstanding, none at
    June 30, 1999 and 1,050 at March 31, 1999                                                      --                           --
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued and outstanding, 11,463,747 at June 30, 1999 and
     9,913,209 at March 31, 1999                                                                  115                           99
Additional paid-in capital                                                                     98,007                       94,795
Retained earnings (accumulated deficit)                                                       (84,925)                     (85,197)
Cumulative translation adjustment                                                                (714)                        (541)
                                                                                                -----                        -----
Total Shareholders' Equity                                                                     12,556                        9,229
                                                                                           ----------                  -----------
Total Liabilities and Shareholders' Equity                                                 $   37,411                  $    37,812
                                                                                           ----------                  -----------
                                                                                           ----------                  -----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           Three months ended June 30
                                                                        ----------------------------------
                                                                                  (unaudited)
                                                                           1999                  1998
       In thousands, except for per share amounts

       Revenues:
       Products                                                            $ 3,067              $ 2,227
       Maintenance                                                           5,095                5,848
       Services                                                              4,844                2,933
                                                                           -------              -------
       Total revenues                                                       13,006               11,008
                                                                           -------              -------
       Costs of Revenues:
       Products                                                                516                  636
       Maintenance                                                             791                  825
       Services                                                              4,632                2,697
                                                                           -------              -------
       Total costs of revenues                                               5,939                4,158
                                                                           -------              -------
       Gross margin                                                          7,067                6,850
                                                                           -------              -------
       Operating Expenses:
       Selling, general and administrative                                   5,802                4,970
       Research and development                                              1,063                1,773
                                                                           -------              -------
       Total operating expenses                                              6,865                6,743
                                                                           -------              -------
       Income from operations                                                  202                  107

       Other income                                                            167                  147
                                                                           -------              -------
       Income before income taxes                                              369                  254

       Provision for income taxes                                               97                   --
                                                                           -------              -------

       Net Income                                                              272                  254

       Dividends on Preferred Stock                                            (2)                 (574)
                                                                           -------              -------

       Net income (loss) applicable to common shareholders                 $   270              $  (320)
                                                                           -------              -------
                                                                           -------              -------
       Income (loss) Per Share:
       Basic                                                               $  0.02            $  (0.05)
                                                                           -------              -------
                                                                           -------              -------
       Diluted                                                             $  0.02            $ ( 0.05)
                                                                           -------              -------
                                                                           -------              -------
       Shares used in computing basic income (loss) per share               11,101                6,126
                                                                           -------              -------
                                                                           -------              -------
       Shares used in computing diluted income (loss) per share             12,426                6,126
                                                                           -------              -------
                                                                           -------              -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        INTERLEAF, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                     Three months ended June 30
                                                                           -------------------------------------------
                                                                                             (unaudited)
                                                                                       1999                  1998
                                                                                       ----                  ----
       In thousands

       Cash Flows from Operating Activities:
       Net income                                                                      $   272               $  254
       Adjustments to reconcile net income to net cash provided by (used
       in) operating activities:
       Depreciation and amortization expense                                               665                  688

       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net                                 (253)                4,306
         (Increase) decrease in other assets                                              (96)                  323
         Decreases in accounts payable and accrued expenses                              (872)                (708)
         Decreases in unearned revenue                                                   (773)              (1,612)
         Decreases in other liabilities                                                  (140)                (931)
                                                                             -----------------     ----------------

         Net cash provided by (used in) operating activities                           (1,197)                2,320
                                                                             -----------------     ----------------

       Cash Flows from Investing Activities:
       Capital expenditures                                                              (296)                 (92)
       Acquisitions                                                                      (783)                   --
       Capitalized software development costs                                          (1,570)                   --
                                                                             -----------------     ----------------
         Net cash used in investing activities                                         (2,649)                 (92)
                                                                             -----------------     ----------------
       Cash Flows from Financing Activities:
       Net proceeds from issuance of common stock                                          516                   26
                                                                             -----------------     ----------------
         Net cash provided by financing activities                                         516                   26
                                                                             -----------------     ----------------

       Effect of exchange-rate changes on cash                                           (248)                  120
                                                                             -----------------     ----------------
       Net increase (decrease) in cash and cash equivalents                            (3,578)                2,374

       Cash and cash equivalents at beginning of period                                 16,479               21,112
                                                                             -----------------     ----------------

       Cash and cash equivalents at end of period                            $          12,901     $         23,486
                                                                             -----------------     ----------------
                                                                             -----------------     ----------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (April 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes the adoption of SFAS 133 will have no material impact to its operating results or financial position.

3.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
    (loss) per share:

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                  1999              1998
                                                                  ----              ----
In thousands, except for per share amounts

NUMERATOR:
   Net Income                                                 $      272        $      254
                                                              ----------        ----------
Preferred Stock Dividends:
   Senior Series C Convertible                                        --              (126)
   Senior Series D Convertible                                        (2)             (112)
Preferred Stock Deemed Dividend:
   Senior Series D Convertible                                        --              (336)
                                                              ----------        ----------
                                                                      (2)             (574)
                                                              ----------        ----------
Numerator for basic and diluted income (loss) per share:
   Net income (loss) available to common stockholders                270              (320)
                                                              ----------        ----------
                                                              ----------        ----------
DENOMINATOR:
   Denominator for basic earnings per share:
   Weighted average shares                                        11,101             6,126
                                                              ----------        ----------
Effect of dilutive securities:
   Series B convertible Preferred Stock                              325                --
   Series C convertible Preferred Stock                               --                --
   Series D convertible Preferred Stock                               --                --
   Stock options                                                     744                --
   Stock purchase plan                                                70                --
   Warrants                                                          186                --
                                                              ----------        ----------
Dilutive potential common shares                                   1,325                --

Denominator for diluted earnings per share
adjusted weighted average shares and assumed conversions          12,426             6,126
                                                              ----------        ----------
                                                              ----------        ----------

Basic earnings (loss) per share                               $     0.02        $    (0.05)
                                                              ----------        ----------
                                                              ----------        ----------

Diluted earnings (loss) per share                             $     0.02        $    (0.05)
                                                              ----------        ----------
                                                              ----------        ----------



     For the three months ended June 30, 1999, potential common shares of 53 were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. For the three months ended June 30, 1998, potential common shares of 3,327 were excluded from the computation of diluted earnings per share because the Company had a net loss applicable to common shareholders, and the effect would have been antidilutive.

4.   ACQUISITION

     Effective April 7, 1999, the Company acquired certain assets and assumed certain liabilities of Texcel A.B., Texcel Research, Inc. and Texcel U.K. Limited (collectively "Texcel"). Texcel provides software and services to corporations and government agencies that depend on information access and efficient reuse of that information for competitive advantage. The Company paid cash of $.5 million, excluding a loan to Texcel of $.3 million, issued 250,000 shares of common stock valued at $.8 million, and issued warrants to purchase 200,000 shares of common stock valued at $.1 million. In connection with the acquisition, the net liabilities to provide support services to Texcel customers, partially offset by the fair value of fixed assets acquired, were recorded at $.1 million. The Company also recorded $1.5 million of goodwill which will be amortized on a straight-line basis over an estimated useful life of 5 years.

5.   SEGMENT INFORMATION

     The Company develops and markets software products and services which address two distinct markets, referred to as "e-publishing" and "e-content". The Company's traditional solutions, which are used in the creation, publication, management and distribution of electronic and paper documents are targeted to the e-publishing market.

     Interleaf's e-content solutions are comprised of a new software product, called BladeRunner, and related services, and are targeted at a market called "Content Management". During fiscal 1999, Interleaf realized that its e-publishing and e-content segments require different resources, strategies and investments in order to be successful, and that the measurement of success is very different for each. As a result, during the first quarter of fiscal 2000, the Company has dedicated separate development, sales and support resources to its e-publishing and e-content divisions. Consistent with the separation of resource for these two divisions, the Company has changed its reporting segments to separately reflect results from the e-publishing and e-content divisions.

     The following summarizes the result of the Company's e-publishing and e-content divisions for the three months ended June 30, 1999 and 1998, respectively.


                                     E-PUBLISHING   E-CONTENT       TOTAL
THREE MONTHS ENDED JUNE 30, 1999
Product                                $ 2,004       $ 1,063        $ 3,067
Maintenance                              5,000            95          5,095
Services                                 4,397           447          4,844
                                       -------       -------        -------
Total Revenue                          $11,401       $ 1,605        $13,006
                                       -------       -------        -------
                                       -------       -------        -------

Operating Income                         1,525       $(1,323)       $   202
                                       -------       -------        -------
                                       -------       -------        -------

THREE MONTHS ENDED JUNE 30, 1998
Product                                $ 2,227            --        $ 2,227
Maintenance                              5,848            --          5,848
Services                                 2,933            --          2,933
                                       -------       -------        -------
Total Revenue                          $11,008          $ --        $11,008
                                       -------       -------        -------
                                       -------       -------        -------
OPERATING INCOME                       $   107          $ --        $   107
                                       -------       -------        -------
                                       -------       -------        -------


The following are reconciliations to corresponding totals in the accompanying consolidated statements:



                                                                           Three Months Ended
                                                                                June 30,

                                                                        1999                     1998
                                                                        ----                     ----

     Income for reportable segments                                     $202                      107
     Non-operating income                                                 75                      (4)
     Interest income, net                                                 92                      151
                                                                        ----                      ---
     Income before taxes                                                $369                     $254
                                                                        ----                      ---
                                                                        ----                      ---


6.   CREDIT AGREEMENT

     At June 30, 1999 and March 31, 1999, the Company had outstanding letters of credit aggregating $.8 and $.9 million, respectively, expiring between December 31, 1999 and October 31, 2001. These letters of credit guarantee payments on two leases and future payments for an acquisition that occurred in fiscal 1999. The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

7.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in cumulative translation adjustments during the period. Total comprehensive income for the quarter ended June 30, 1999 was $.1 million. For the quarter ended June 30, 1998, total comprehensive income was $.3 million.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $.3 million on total revenues of $13.0 million for fiscal 2000 first quarter ended June 30, 1999. This compares with net income of $.3 million on total revenues of $11.0 million for fiscal 1999 first quarter ended June 30, 1998. During the first quarter of fiscal 1999, the Company recorded total dividends on preferred stock of $.6 million. Therefore, after dividends on preferred stock, the Company's net loss applicable to common stockholders was $.3 million.

The increase in total revenues of $2.0 million (18%) in the first quarter of fiscal 2000 compared with the same period of fiscal 1999 was due to an increase in product revenue from sales of the Company's new e-content products and the inclusion of services revenue from PDR Automated Systems and Publications, Inc. ("PDR") in the first quarter of fiscal 2000, neither of which were present in the first quarter of fiscal 1999. The first quarter of fiscal 2000 marked the initial general customer shipments of e-content products by the Company. PDR was acquired in the second quarter of fiscal 1999, and therefore, was not included in the results for the first quarter of fiscal 1999.

Effective April 7, 1999, the Company acquired certain assets and assumed certain liabilities of Texcel Research, Inc. and Texcel U.K. Limited (collectively "Texcel"). Texcel provides software and services to corporations and government agencies that depend on information access and efficient reuse of that information for competitive advantage. The Company paid cash of $.5 million, excluding a loan to Texcel of $.3 million, issued 250,000 shares of common stock valued at $.8 million, and issued warrants to purchase 200,000 shares of common stock valued at $.1 million. In connection with the acquisition, the net liabilities to provide support services to Texcel customers, partially offset by the fair value of fixed assets acquired, were recorded at $.1 million. The Company also recorded $1.5 million of goodwill which will be amortized on a straight-line basis over an estimated useful life of 5 years.

During fiscal 1999, Interleaf realized that its e-publishing and e-content lines of business require different resources, strategies and investments in order to be successful, and that the measurement of success is very different for each. As a result, during the first quarter of fiscal 2000, the Company separated them into two divisions and dedicated separate development, sales and support resources . Consistent with the separation of resources for these two divisions, the Company has changed its reporting segments to separately reflect results from the e-publishing and e-content divisions.

REVENUES

PRODUCT: Total product revenue increased by $.8 million in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. The increase is due to $1.1 million in sales of the Company's new e-content products, BladeRunnerTM and Information Manager, a product acquired from Texcel in the first quarter of fiscal 2000 and which is being incorporated into BladeRunner. The increase in product revenues due to sales of the e-content products was partially offset by a decrease in sales of the Company's e-publishing products. The e-publishing products represent the Company's legacy products in the complex publishing and document management markets. The decrease represents a continuing trend for these products and is mainly attributable to two factors. The first factor is the saturation of UNIX-based high-end authoring software in the aerospace/defense industry, where the Company had historically derived most of its authoring product license revenue. The second factor is the decline in licensing of the Company's UNIX-based high-end authoring products which is primarily attributable to the increasing popularity of Windows-based publishing software.

MAINTENANCE: Total maintenance revenue declined by $.8 million (13%) in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. The decline was attributable to the Company's e-publishing segment, which accounted for 98% of total maintenance revenues. The first quarter of fiscal 2000 represented the first general customer shipments of e-content products and, therefore, the first maintenance revenue recognized for the segment. Future maintenance revenue is dependent on the Company's ability to maintain its existing customer base and to increase maintenance contract volume related to the new content management products.

SERVICES: Services revenue, consisting of consulting and training revenue, increased by $1.9 million in the first quarter of fiscal 2000 compared with the same period of the prior year. The increase in services revenue is mainly attributable to the acquisition of PDR, which generated $1.7 million of revenue in the quarter. PDR was acquired in the second quarter of fiscal 1999 and, therefore, the results of PDR's operations are not included in the Company's operating results for the first quarter of fiscal 1999. The Company's new e-content segment generated $.4 million of services revenue during the first quarter of fiscal 2000 which more than offset a $.2 million decrease in services revenue from the e-publishing segment, exclusive of PDR.

FISCAL 2000: During fiscal 1999, the Company developed and released several upgrades to its traditional products. In the first quarter of fiscal 2000, the Company released the first commercially available version of its content management software product, BladeRunner. Also, a content management product (Information Manager) providing complementary functionality was acquired from Texcel. Information Manager is being incorporated into BladeRunner. Growth in revenues during fiscal 2000 will be largely dependent on the introduction and customer acceptance of the new and enhanced software products released in fiscal 1999 and 2000, and the Company's success in leveraging software products with services to provide content management solutions to its customers, improving sales force productivity and the effectiveness of the Company's investment in marketing and lead generation programs.

COSTS OF REVENUES

Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues decreased by $.1 million in the first quarter of fiscal 2000 compared with the same period of the prior year. The decrease in cost of product revenue is mainly attributable to a decrease in capitalized software development amortization expense and reduced costs of outsourced manufacturing in fiscal 2000. The cost of product revenue for the first quarter of fiscal 1999 included start up costs incurred when changing outsource manufacturers. The cost of maintenance revenue increased as a percentage of maintenance revenue from 14% in fiscal 1999 to 16% in fiscal 2000. Savings from reduced staffing in the Company's e-publishing business segment were offset by the additional support staff acquired from Texcel. The cost of services revenue increased by $1.9 million in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. The increase is attributable to the acquisition of PDR in the second quarter and Interleaf Italia in the fourth quarter of fiscal 1999. The lower gross margins in the services business reflect the higher costs of attracting staff coupled with discounted pricing being offered by the Company to gain market share in the e-content marketplace.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses increased by $.8 million in the first quarter of fiscal 2000 compared with the same period of the prior year. The increase is due to amortization of goodwill and intangible expense of $.2 million related to the Company's fiscal 1999 and 2000 acquisitions, the additional SG&A expenses incurred by Interleaf Italia and PDR of $.3 million and additional selling and marketing expenses associated with the launch of the e-content business segment. Amortization expenses and the SG&A associated with Interleaf Italia and PDR were not included in SG&A for the first quarter of 1999 as those acquisitions occurred subsequent to that date.

Research and Development ("R&D") expenses consist primarily of personnel expenses to support product development, net of capitalized software development costs. In the first quarter of fiscal 2000, the Company's total product development and engineering expenses, including capitalized software development costs, were $2.7 million, representing 21% of revenues. This consisted of $1.1 million charged directly to R&D expense and $1.6 million of capitalized software development costs. In the first quarter of fiscal 1999, the Company's product development and engineering expenses were $1.8 million, representing 16% of revenues. There were no software development costs capitalized in the first quarter of fiscal 1999. The increase in product development and engineering in fiscal 2000 is attributable to development work on the Company's new content management product, BladeRunner, and to the acquisition of certain assets from Texcel, which increased the Company's engineering personnel and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $12.9 million of cash and cash equivalents at June 30, 1999, a decrease of $3.6 million from March 31, 1999. The decrease was mainly attributable to capitalized software development costs of $1.6 million, cash used in operating activities to support revenue growth of $1.2 million, cash used in the acquisition of Texcel of $.8 million, cash used for capital expenditures of $.3 million and the effect of exchange rate changes on cash of $.2 million. These decreases were partially offset by the cash proceeds of a common stock warrant exercise of $.5 million.

At June 30 and at March 31, 1999, the Company had outstanding letters of credit aggregating $.8 and $.9 million, respectively, expiring between December 31, 1999 and October 31, 2001. These letters of credit guarantee payments on two leases and the future payments for an acquisition that occurred. The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

At June 30, 1999 and March 31, 1999, the Company had approximately $1.1 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment.

The Company believes its current cash balances and cash generated from operations, offset by restructuring payments, will be sufficient to meet the Company's liquidity needs for fiscal 2000. However, the Company has determined that it needs to increase its investment in the development, marketing and promotion of its e-content solutions, and that it is therefore necessary for the Company to raise additional capital. The net tangible asset listing criteria for the NASDAQ National Market and the Company's financial condition dictate that any such financing be an equity financing. The Company is presently in the process of seeking additional equity capital through a private placement. The securities offered in the private placement will not have been registered under the Securities Act and will not be offered or sold absent registration or an applicable exemption. However, the Company cannot guarantee that financing through this private placement, or otherwise, can be obtained or that it can be obtained on commercially reasonable terms or without incurring substantial dilution to existing stockholders.

YEAR 2000

BACKGROUND

Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of the systems do not properly recognize a year that begins with "20" instead of "19". These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 problem".

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

INTERLEAF CREATED PRODUCTS

ASSESSMENT: In 1997 Interleaf began to focus on the Year 2000 problem regarding its software products created for sale to customers. Products that generate the most revenue or were most likely to experience Year 2000 problems were prioritized for testing and repair. The assessment of these products was completed in early 1998 and the repair process begun. The Company made the decision to discontinue sales and support for certain low volume products and computer platforms.

CUSTOMER COMMUNICATIONS: The Company sent a description of its Year 2000 product strategy to all of its maintenance customers. It created and is maintaining a Year 2000 product status page as part of its web site. Interleaf distributed another mailing to the entire maintenance base describing the status of the year 2000 releases and including a list of retired products and platforms, in the fourth quarter of calendar year 1998.

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

HARDWARE AND OPERATING SYSTEMS SOFTWARE

Assessment of the systems used by employees began in early 1997 and has been completed. The Company has developed a plan to upgrade or replace all critical systems used by employees, including all hardware in the enterprise from servers to laptops. The upgrade/replacement process began in early 1998 and is approximately 70% complete. The entire process is expected to be complete by the end of September 1999.

FACILITIES AND CRITICAL VENDORS

In the fourth calendar quarter of 1998 Interleaf began discussions with facility management of its leased office spaces to ensure that the proper actions are taken to avoid disruption of productivity in all Interleaf facilities. Two major elements of Interleaf's business, payroll and product manufacturing, are outsourced. Interleaf has been assured by those service providers that operation of these critical business areas will not be affected by the millenium change.

COST

The costs of the Interleaf Year 2000 efforts are being funded out of cash flow from operations. The total cost associated with the required modifications and upgrades associated with the Year 2000 projects is not expected to be material to the Company's financial position. The process of repairing and testing the software that Interleaf creates for sale has been done with existing budgeted personnel. The Year 2000 testing equipment and lab environment have been created using existing equipment and space. The capital costs associated with the upgrade and replacement of corporate and field office computing environment is expected to be $400,000. These expenditures began in late 1997 and will continue through the third calendar quarter of 1999. Software maintenance costs attributable to the Year 2000 will be approximately $50,000. Labor associated with this process of implementing the internally used systems was provided by existing budgeted personnel.

RISK

Interleaf has made a significant effort to address its Year 2000 issues. At this time, there are no identifiable significant risks associated with its Year 2000 readiness, although there is a risk the unanticipated problems may arise. The Company has prepared a contingency plan to address reasonably likely worst case business operations scenarios.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual future results may differ materially from the projections or suggestions made in such forward-looking statements.

Factors which might cause actual future results to differ materially from those projected in the forward-looking statements contained herein include the following: The Company's ability to continue to develop and market new and enhanced products and services, particularly the Company's content management productsand services; delays in the development and introduction of such new and enhanced products and services; failure to achieve customer and market acceptance of the Company's new and enhanced products and services; delays in the growth and development of market demand for content management software products; inability to increase maintenance contract revenue related to content management products; inability to increase revenue from consulting and training contracts with respect to the introduction of new products; inability to improve sales force productivity; the Company's ability to keep pace with the rapid technological change in its industry and compete with companies which have greater market penetration, and greater financial, technical and marketing resources; failure to adequately protect the Company's intellectual property; inability to establish or maintain strategic relationships with companies that have presence and expertise in the markets and market segments targeted by the Company; the inability of the Company to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies; and failure to integrate the operations, information systems and personnel of any acquired businesses. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" on pages 20-22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

              3(b)               By-Laws of the Company, as amended
                                 (incorporated herein by reference to the applicable Exhibit to the Company's Annual
                                 Report on Form 10-K for the year ended March
                                 31, 1994)

              4(a)               Specimen Certificate for Shares of the
                                 Company's Common Stock (incorporated herein by reference to Exhibit 4.01 to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

               10 Asset Purchase Agreement dated April 7, 1999 by and among Interleaf, Inc., Texcel International
                                 AB, Texcel Research, Inc. and Texcel (UK)
                                 Limited (incorporated herein by reference to Exhibit 4.3 to the Company's Registration
                                 Statement on Form S-3 dated May 6, 1999, File
                                 Number 333-77907)

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

August 16, 1999

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