Form 10-Q
period 1999-09-30
INTERLEAF INC /MA/
filed 1999-11-15
CIK 793604

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


            [_X_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarterly period ended  September 30, 1999.
                                                   -------------------

                                       or


            [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from _________ to _________.


                         COMMISSION FILE NUMBER 0-14713



                                 Interleaf, Inc.
             ------------------------------------------------------
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

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days Yes [X] No [ ] .


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 11, 1999 was 13,008,327.

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

             PART I - FINANCIAL INFORMATION

             ITEM 1 - Financial Statements

             Consolidated balance sheet at September 30, 1999
             and March 31, 1999................ ............................  3

             Consolidated statement of operations for the three and
             six months ended September 30, 1999 and 1998 ..................  4

             Consolidated statement of cash flows for the six months ended
             September 30, 1999 and 1998 ...................................  5

             Notes to consolidated financial statements ....................  6


             ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................. 10





             PART II - OTHER INFORMATION

             ITEM 1 - Legal Proceedings .................................... 17

             ITEM 2 - Changes in Securities and Use of Proceeds ............ 17

             ITEM 4 - Submission of Matters to a Vote of Security Holders .. 17

             ITEM 6 - Exhibits and Reports on Form 8-K ..................... 18


             SIGNATURES .................................................... 19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        INTERLEAF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                             SEPTEMBER         MARCH
                                                                              30, 1999        31, 1999
                                                                             ---------       ---------
In thousands, except for share and per share amounts                        (UNAUDITED)

ASSETS
------
Current assets
Cash and cash equivalents                                                    $  18,875       $  16,479
Accounts receivable, net of reserve for doubtful accounts of
   $1,001 at September 30, 1999 and $1,123 at March 31, 1999                     9,704          12,008
Prepaid expenses and other current assets                                        1,882           1,541
                                                                             ---------       ---------
Total Current Assets                                                            30,461          30,028

Property and equipment, net                                                      2,357           2,120
Intangible assets, net                                                          10,150           5,222
Other assets                                                                       358             442
                                                                             ---------       ---------
Total Assets                                                                 $  43,326       $  37,812
                                                                             =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
Accounts payable                                                             $   1,845       $   2,224
Accrued expenses                                                                13,584          11,184
Unearned revenue                                                                 8,047          11,492
Accrued restructuring                                                              825             953
                                                                             ---------       ---------
Total Current Liabilities                                                       24,301          25,853
Long-term restructuring                                                          1,073           1,234
                                                                             ---------       ---------
Total Liabilities                                                               25,374          27,087
                                                                             ---------       ---------
Redeemable common stock- shares issued and outstanding, none
   at September 30, 1999 and 469,093 at March 31, 1999                              --           1,496
                                                                             ---------       ---------
Shareholders' Equity
Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
Senior Series B Convertible, shares issued and outstanding, 726,003
   at September 30, 1999 and March 31, 1999                                         73              73
6% Convertible, shares issued and outstanding, none at September 30,
   1999 and 1,050 at March 31, 1999                                                 --              --
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued and outstanding, 12,432,936 at September 30, 1999 and
   9,913,209 at March 31, 1999                                                     124              99
Additional paid-in capital                                                     104,662          94,795
Retained earnings (accumulated deficit)                                        (86,302)        (85,197)
Cumulative translation adjustment                                                 (605)           (541)
                                                                             ---------       ---------
Total Shareholders' Equity                                                      17,952           9,229
                                                                             ---------       ---------
Total Liabilities and Shareholders' Equity                                   $  43,326       $  37,812
                                                                             =========       =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                     1999           1998           1999           1998
                                                   --------       --------       --------       --------
In thousands, except for per share amounts               (UNAUDITED)                   (UNAUDITED)
                                                         -----------                   -----------
Revenues:
Products                                           $  3,645       $  1,658       $  6,712       $  3,885
Maintenance                                           5,060          5,168         10,155         11,016
Services                                              4,887          3,184          9,731          6,117
                                                   --------       --------       --------       --------
Total revenues                                       13,592         10,010         26,598         21,018
                                                   --------       --------       --------       --------
Costs of Revenues:
Products                                                685            636          1,201          1,272
Maintenance                                             724            751          1,515          1,576
Services                                              4,939          2,970          9,571          5,667
                                                   --------       --------       --------       --------
Total costs of revenues                               6,348          4,357         12,287          8,515
                                                   --------       --------       --------       --------
Gross margin                                          7,244          5,653         14,311         12,503
                                                   --------       --------       --------       --------
Operating expenses:
Selling, general and administrative                   6,473          5,393         12,275         10,363
Research and development                              2,153          2,059          3,216          3,832
Purchased in-process research and development            --            498             --            498
                                                   --------       --------       --------       --------
Total operating expenses                              8,626          7,950         15,491         14,693
                                                   --------       --------       --------       --------

Income (loss) from operations                        (1,382)        (2,297)        (1,180)        (2,190)

Other income                                              5            244            172            391
                                                   --------       --------       --------       --------
Income (loss) before income taxes                    (1,377)        (2,053)        (1,008)        (1,799)

Provision for income taxes                               --             25             97             25
                                                   --------       --------       --------       --------
Net income (loss)                                    (1,377)        (2,078)        (1,105)        (1,824)

Dividends on preferred stock                             --           (518)            (2)        (1,092)
                                                   --------       --------       --------       --------
Net income (loss) applicable to
  common shareholders                              $ (1,377)      $ (2,596)      $ (1,107)      $ (2,916)
                                                   ========       ========       ========       ========
Income (loss) per share:
Basic                                              $  (0.12)      $  (0.42)      $  (0.10)      $  (0.47)
                                                   ========       ========       ========       ========
Diluted                                            $  (0.12)      $  (0.42)      $  (0.10)      $  (0.47)
                                                   ========       ========       ========       ========
Shares used in computing basic income (loss)
  per share                                          11,856          6,240         11,481          6,183
                                                   ========       ========       ========       ========
Shares used in computing diluted income (loss)
  per share                                          11,856          6,240         11,481          6,183
                                                   ========       ========       ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        INTERLEAF, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------       --------
                                                                             (UNAUDITED)
In thousands

Cash Flows from Operating Activities:
Net income                                                             $ (1,105)      $ (2,316)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization expense                                     1,520          1,377
Purchased in-process research & development                                  --            498
Changes in assets and liabilities:
  Decrease in accounts receivable, net                                    2,478          3,926
  (Increase) decrease in other assets                                    (2,799)           468
  Increase (decrease) in accounts payable and accrued expenses            1,854           (378)
  Decrease in unearned revenue                                           (3,519)        (3,793)
  Decrease in other liabilities                                            (282)        (1,298)
  Other, net                                                                 --            (84)
                                                                       --------       --------
  Net cash provided by (used in) operating activities                    (1,853)         1,600
                                                                       --------       --------

Cash Flows from Investing Activities:
Capital expenditures                                                       (780)          (414)
Acquisitions                                                               (476)        (2,731)
Capitalized software development costs                                   (1,570)            --
                                                                       --------       --------
  Net cash used in investing activities                                  (2,826)        (3,145)
                                                                       --------       --------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                                7,181             --
Dividends paid                                                               --           (251)
                                                                       --------       --------
  Net cash provided by (used in) financing activities                     7,181           (251)
                                                                       --------       --------

Effect of exchange-rate changes on cash                                    (106)           671
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                      2,396         (4,325)

Cash and cash equivalents at beginning of period                         16,479         21,112
                                                                       --------       --------
Cash and cash equivalents at end of period                             $ 18,875       $ 16,787
                                                                       ========       ========

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

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (April 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes the adoption of FAS 133 will have no material impact to its operating results or financial position.

3.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
    (loss) per share:

                                                                 Three Months ended             Six Months ended
                                                                    September 30,                 September 30,
                                                               -----------------------       -----------------------
                                                                 1999           1998           1999           1998
                                                               --------       --------       --------       --------
In thousands, except for per share amounts

NUMERATOR:
Net income (loss)                                              $ (1,377)      $ (2,078)      $ (1,105)      $ (1,824)
Preferred Stock Dividends:
   Senior Series C convertible                                       --           (126)            --           (252)
   Senior Series D convertible                                       --            (56)            (2)          (168)
Preferred Stock Deemed Dividend:
   Senior Series D convertible                                       --           (336)            --           (672)
                                                               --------       --------       --------       --------
                                                                     --           (518)            (2)        (1,092)
                                                               --------       --------       --------       --------

Numerator for basic and diluted income (loss) per share:
   Income (loss) available to common stockholders              $ (1,377)      $ (2,596)      $ (1,107)      $ (2,916)
                                                               ========       ========       ========       ========

DENOMINATOR:
   Denominator for basic and diluted income (loss) per share:
   Weighted average shares                                       11,856          6,240         11,481          6,183
                                                               ========       ========       ========       ========


Basic income (loss) per share                                  $  (0.12)      $  (0.42)      $  (0.10)      $  (0.47)
                                                               ========       ========       ========       ========

Diluted income (loss) per share                                $  (0.12)      $  (0.42)      $  (0.10)      $  (0.47)
                                                               ========       ========       ========       ========

    For the three and six months ended September 30, 1999, potential common shares of 1,642 and 1,510, respectively, were excluded from the computation of diluted earnings per share because the Company had a net loss applicable to common shareholders and the effect would have been antidilutive. For the three and six months ended September 30, 1998, potential common shares of 3,488 and 3,407, respectively, were excluded from the computation of diluted earnings per share because the Company had a net loss applicable to common shareholders, and the effect would have been antidilutive.

    As previously reported in the Company's Annual Report on Form 10-K, the Company has restated its fiscal 1999 results of operations to reflect a reduction in the amount of purchased in-process research and development charged to expenses. As a result of this restatement, the Company's previously reported net losses applicable to common shareholders for the second quarter and for the six months ended September 30, 1998 of $3.1 million and $3.4 million, respectively, were reduced to $2.6 million and $2.9 million, respectively. The Company's previously reported basic and diluted loss per share of $.49 and $.55 for the second quarter and six months ended September 30, 1998, respectively, were reduced to $.42 and $.47, respectively.

4.  ACQUISITIONS

    Effective April 7, 1999, the Company acquired certain assets and assumed certain liabilities of Texcel International AB, Texcel Research, Inc. and Texcel (UK) Limited (collectively, "Texcel"). Texcel provided software and services to corporations and government agencies that depend on information access and efficient reuse of that information for competitive advantage. The Company paid cash of $.5 million, issued 250,000 shares of common stock valued at $.8 million, and issued warrants to purchase 200,000 shares of common stock valued at $.1 million. In addition, the Company made a loan of $.3 million to Texcel, which was subsequently repaid. In connection with the acquisition, the net liabilities to provide support services to Texcel customers, partially offset by the fair value of fixed assets acquired, were recorded at $.1 million. The Company also recorded $1.5 million of goodwill which will be amortized on a straight-line basis over an estimated useful life of 5 years.

    Effective September 1, 1999, the Company purchased 100% of the outstanding common shares of Docu-Net Inc. ("Docu-Net"). Docu-Net provides subcontracting and outsourcing services for the development, management and distribution of information. The acquisition has been accounted for as a purchase business combination and, accordingly, the operating results of Docu-Net have been included in the Consolidated Statement of Operations since the date of the acquisition. The Company issued common stock valued at $.1 million as payment for the purchase of Docu-Net, and depending upon certain financial contingencies, the Company may be obligated to pay an additional amount in cash or in common stock on or before October 3, 2000. In connection with the acquisition, the Company recorded the assets and liabilities of Docu-Net at their fair values. The Company also recorded $.1 million of goodwill which will be amortized on a straight-line basis over an estimated useful life of 4 years.

    Effective September 1, 1999, the Company acquired 100% of the outstanding common shares of Horizon Interactive, Inc. ("Horizon"). Horizon provides subcontracting and outsourcing services for the development, management and distribution of information. The acquisition has been accounted for as a purchase business combination and, accordingly, the operating results of Horizon have been included in the Consolidated Statement of Operations since the date of acquisition. As payment for the purchase of Horizon, the Company issued common stock valued at $.2 million, is obligated to pay an additional $.1 million on October 1, 2000, and depending upon certain financial contingencies, the Company may be obligated to pay up to $.7 million, in cash or in common stock on or before October 15, 2000. In connection with the acquisition of Horizon, the Company recorded the assets and liabilities of Horizon at their fair values. The Company also recorded $.3 million of goodwill, which will be amortized over an estimated useful life of 4 years.

5.  SEGMENT INFORMATION

    The Company develops and markets software products and services which address two distinct markets, one of which is referred to as "e-publishing" or "complex publishing", and the other of which is referred to as "e-content" or "content management". The Company's traditional or "e-publishing" solutions are used in the creation, publication, management and distribution of electronic and paper documents, and are targeted at the complex publishing market. Interleaf's "e-content solutions" are comprised of new software products, named BladeRunner, Information Manager, Quicksilver and Panorama, and related services, and are targeted at the content management market.

    During fiscal 1999, Interleaf realized that its e-publishing and e-content products and services require different resources, strategies and investments in order to be successful, and that the measurement of success is very different for each. As a result, during the first quarter of fiscal

    2000, the Company dedicated separate development, sales and support resources to its e-publishing and e-content divisions. Consistent with the separation of resources for these two divisions, the Company has changed its reporting segments to separately reflect results from the e-publishing and e-content divisions.

    The following summarizes the results of the Company's e-publishing and e-content divisions for the three and six months ended September 30, 1999 and 1998, respectively.

                                                          THREE MONTHS ENDED
                       --------------------------------------------------------------------------------------
                                  SEPTEMBER 30, 1999                              SEPTEMBER 30, 1998
                       E-PUBLISHING   E-CONTENT        TOTAL           E-PUBLISHING   E-CONTENT        TOTAL
                         --------      --------      --------            --------      --------      --------
Products                 $  1,644      $  2,001      $  3,645            $  1,658      $     --      $  1,658
Maintenance                 4,925           135         5,060               5,168            --         5,168
Services                    4,222           665         4,887               3,184            --         3,184
                         --------      --------      --------            --------      --------      --------
Total revenues           $ 10,791      $  2,801      $ 13,592            $ 10,010      $     --      $ 10,010
                         ========      ========      ========            ========      ========      ========
Income (loss) from
operations               $  1,479      $ (2,861)     $ (1,382)           $ (2,297)     $     --      $ (2,297)
                         ========      ========      ========            ========      ========      ========


                                                           SIX MONTHS ENDED
                       --------------------------------------------------------------------------------------
                                  SEPTEMBER 30, 1999                              SEPTEMBER 30, 1998
                       E-PUBLISHING   E-CONTENT        TOTAL           E-PUBLISHING   E-CONTENT        TOTAL
                         --------      --------      --------            --------      --------      --------

Products                 $  3,648      $  3,064      $  6,712            $  3,885      $     --      $  3,885
Maintenance                 9,925           230        10,155              11,016            --        11,016
Services                    8,619         1,112         9,731               6,117            --         6,117
                         --------      --------      --------            --------      --------      --------
Total revenues           $ 22,192      $  4,406      $ 26,598            $ 21,018      $     --      $ 21,018
                         ========      ========      ========            ========      ========      ========
Income (loss) from
operations               $  3,004      $ (4,184)     $ (1,180)           $ (2,190)     $     --      $ (2,190)
                         ========      ========      ========            ========      ========      ========

The following are reconciliations to corresponding totals in the accompanying consolidated statements:

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      SEPTEMBER 30,                      SEPTEMBER 30,
                               -------------------------          -------------------------
                                  1999           1998                1999           1998
                               ----------     ----------          ----------     ----------
Income (loss) for reportable
segments                       $   (1,382)    $   (2,297)         $   (1,180)    $   (2,190)
Non-operating income                  (47)            37                  28             33
Interest income, net                   52            207                 144            358
                               ----------     ----------          ----------     ----------
Income (loss) before
income taxes                   $   (1,377)    $   (2,053)         $   (1,008)    $   (1,799)
                               ==========     ==========          ==========     ==========

6.  SHAREHOLDER'S EQUITY

    Effective August 13, 1999, Interleaf entered into an agreement with certain existing stockholders, new investors, and the CEO of Interleaf under which each of them agreed to purchase and Interleaf agreed to sell a total of 940,333 shares of common stock at a purchase price of $7.50 per share. On September 3, 1999, Interleaf completed the sale and issuance of 940,333 shares to the purchasers.

7.  CREDIT AGREEMENT

    At September 30, 1999 and March 31, 1999, the Company had outstanding letters of credit aggregating $.8 and $.9 million, respectively, expiring between December 31, 1999 and October 31, 2001. These letters of credit guarantee payments on two leases and future payments for an acquisition that occurred in fiscal 1999. The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

8.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in cumulative translation adjustments during the period. Total comprehensive losses for the three and six months ended September 30, 1999 were $1.3 million and $1.2 million respectively. For the three and six months ended September 30, 1998, total comprehensive losses were $1.9 million, and $1.6 million, respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

RESULTS OF OPERATIONS

OVERVIEW

The Company reported a net loss of $1.4 million on total revenues of $13.6 million for its second quarter and a net loss of $1.1 million on total revenues of $26.6 million for the six months ended September 30, 1999. This compares with a net loss of $2.1 million on total revenues of $10.0 million and a net loss of $1.8 million on total revenues of $21.0 million for the same periods of the prior year before the payment of dividends on preferred stock. The Company recorded preferred stock dividends of $.5 million and $1.1 million for the second quarter and six months ended September 30, 1998, respectively. Therefore, after dividends on preferred stock, the Company's net loss applicable to common stockholders was $2.6 million and $2.9 million for the second quarter and six months ended September 30, 1998, respectively.

As previously reported in the Company's Annual Report on Form 10-K, the Company has restated its fiscal 1999 results of operations to reflect a reduction in the amount of purchased in-process research and development charged to expenses. As a result of this restatement, the Company's previously reported net losses applicable to common shareholders for the second quarter and for the six months ended September 30, 1998 of $3.1 million and $3.4 million, respectively, were reduced to $2.6 million and $2.9 million, respectively. The Company's previously reported basic and diluted loss per share of $.49 and $.55 for the second quarter and six months ended September 30, 1998, respectively, were reduced to $.42 and $.47, respectively.

The increases in total revenues of $3.6 million and $5.6 million in the second quarter and first six months of fiscal 2000 compared with the same periods of fiscal 1999 were primarily due to increases in product revenue from the sales of the Company's new e-content products and the inclusion of services revenue from PDR Automated Systems and Publications, Inc. ("PDR") in fiscal 2000. Initial product sales of the Company's e-content products occurred during the first quarter of fiscal 2000 and PDR was acquired on August 31, 1998 and, therefore, only one month of PDR revenue was included in the second quarter of fiscal 1999 results of operations. Total revenues for fiscal 2000 also included the results of Interleaf Italia Srl ("Interleaf Italia"), a majority interest in which was acquired in the fourth quarter of fiscal 1999. There were no revenues from Interleaf Italia included in the second quarter or first six months of fiscal 1999.

Effective April 7, 1999, the Company acquired certain assets and assumed certain liabilities of Texcel International AB, Texcel Research, Inc. and Texcel (UK) Limited (collectively, "Texcel"). Texcel provided software and services to corporations and government agencies that depend on information access and efficient reuse of that information for competitive advantage. The Company paid cash of $.5 million, issued 250,000 shares of common stock valued at $.8 million, and issued warrants to purchase 200,000 shares of common stock valued at $.1 million. In addition, the Company made a loan of $.3 million to Texcel, which was subsequently repaid. In connection with the acquisition, the net liabilities to provide support services to Texcel customers, partially offset by the fair value of fixed assets acquired, were recorded at $.1 million. The Company also recorded $1.5 million of goodwill which will be amortized on a straight-line basis over an estimated useful life of 5 years.

Effective September 1, 1999, the Company purchased 100% of the outstanding common shares of Docu-Net Inc. ("Docu-Net"). Docu-Net provides subcontracting and outsourcing services for the development, management and distribution of information. The acquisition has been accounted for as a purchase business combination and, accordingly, the operating results of Docu-Net have been included in the Consolidated Statement of Operations since the date of the acquisition. The Company issued common stock valued at $.1 million as payment for the purchase of Docu-Net, and depending upon certain financial contingencies, the Company may be obligated to pay an additional amount in cash or in common stock on or before October 3, 2000. In connection with the acquisition, the Company recorded the assets and liabilities of Docu-Net at their fair values. The Company also recorded $.1 million of goodwill which will be amortized on a straight-line basis over an estimated useful life of 4 years.

Effective September 1, 1999, the Company acquired 100% of the outstanding common shares of Horizon Interactive, Inc. ("Horizon"). Horizon provides subcontracting and outsourcing services for the development, management and distribution of information. The acquisition has been accounted for as a purchase business combination and, accordingly, the operating results of Horizon have been included in the Consolidated Statement of Operations since the date of acquisition. As payment for the purchase of Horizon, the Company issued common stock valued at $.2 million, is obligated to pay an additional $.1 million on October 1, 2000, and depending upon certain financial contingencies, the Company may be obligated to pay up to $.7 million in cash or in common stock on or before October 15, 2000. In connection with the acquisition of Horizon, the Company recorded the assets and liabilities of Horizon at their fair values. The Company also recorded $.3 million of goodwill, which will be amortized over an estimated useful life of 4 years.

During fiscal 1999, Interleaf realized that its e-publishing and e-content lines of business require different resources, strategies and investments in order to be successful, and that the measurement of success is very different for each. As a result, during the first quarter of fiscal 2000, the Company separated these lines of business into two divisions and dedicated separate development, sales and support resources. Consistent with the separation of resources for these two divisions, the Company has changed its reporting segments to separately reflect results from the e-publishing and e-content divisions.

REVENUES

PRODUCT: Total product revenue increased $2.0 million (120%) and $2.8 million (73%) for the second quarter and six months ended September 30, 1999, respectively, compared with the same periods in fiscal 1999. The increase is primarily due to $2.0 million in sales from the Company's new e-content products, BladeRunner and Information Manager, a product acquired from Texcel in the first quarter of fiscal 2000. Information Manager has been incorporated into BladeRunner, and is also sold separately on a limited basis. Additionally, the Company has introduced the Quicksilver suite of products, an XML enabling publishing technology which provides the Company's existing complex publishing customers with a migration path to enterprise wide applications of XML such as BladeRunner. Quicksilver was introduced during the second quarter of fiscal 2000, and is sold on an annual subscription basis under which the customer will receive all upgrades, maintenance and support offered during each year for which the subscription license fee is paid. Existing customers are offered the choice of continuing with their e-publishing products and associated maintenance at a discount, or migrating to Quicksilver subscriptions. The election by existing customers to migrate to Quicksilver subscription licenses will therefore reduce the maintenance revenue for the e-publishing segment and will increase subscription revenue for the e-content segment.

MAINTENANCE: Total maintenance revenue decreased by $.1 million (2%) and $.9 million (8%) in the second quarter and six months ended September 30, 1999, respectively, compared with the same periods of the prior year. Maintenance revenue is primarily attributed to the Company's e-publishing segment, which generated 97% and 98% of all maintenance revenue for the second quarter and six months ended September 30, 1999. The declines in maintenance revenue reflect the continued consolidation in the industries served by the e-publishing segment and the continued migration of e-publishing customers to competing products. Future maintenance revenue from the e-publishing segment is likely to decline as the Company encourages existing customers to migrate to Quicksilver subscriptions. Future maintenance revenue growth is dependent on the Company's ability to increase maintenance contract volume related to the new content management products.

SERVICES: Services revenue, consisting of consulting and training revenue, increased by $1.7 million (53%) and $3.6 million (59%) for the second quarter and six months ended September 30, 1999, respectively, compared with the same periods of fiscal 1999. The increases in fiscal 2000 are primarily attributable to the inclusion of revenue from PDR, which contributed $2.0 million and $3.7 million for the second quarter and six months ended September 30, 1999, respectively. In fiscal 1999, only one month of PDR revenue, totaling $.5 million, was included in these periods as PDR was acquired August 31, 1998.

FISCAL 2000: During fiscal 1999, the Company developed and released several upgrades to its traditional products. In the first quarter of fiscal 2000, the Company released the first commercially available version of its content management software product, BladeRunner. The Company also acquired a content management product from Texcel, named Information Manager, which provided complementary functionality. Information Manager has been incorporated into BladeRunner, and is also sold separately on a limited basis. In the second quarter of fiscal 2000, the Company introduced the Quicksilver suite of products ("Quicksilver"), an XML enabling publishing technology which provides the Company's existing complex publishing customers with a migration path to enterprise wide applications of XML, such as BladeRunner. The Company will market Quicksilver on an annual subscription basis whereby a customer pays an annual subscription license fee and is entitled to upgrades and telephone support during the subscription period. Growth in revenues during fiscal 2000 will be largely dependent on the introduction and customer acceptance of the new and enhanced software products released in fiscal 1999 and 2000, and the Company's success in leveraging software products with services to provide content management solutions to its customers, improving sales force productivity and the effectiveness of the Company's investment in marketing and lead generation programs.

COSTS OF REVENUES

Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues in the second quarter of fiscal 2000 was comparable with the same period of fiscal 1999. Cost of product revenues for the six months ended September 30, 1999 decreased by $.1 million compared to the same period of the prior year. In the second quarter of fiscal 2000, increased amortization of capitalized research and development costs were partially offset by decreases in royalty expense compared with the prior year. For the six month period of fiscal

2000, decreased royalty expense combined with reduced costs of outsource manufacturing more than offset the increase in amortization of capitalized research and developments costs. The cost of product revenue for the first and second quarter of fiscal 1999 included start up costs incurred when changing outsource manufacturers.

Costs of maintenance revenues for the second quarter and six months ended September 30, 1999 were comparable to the same periods of the prior year. Savings from reduced staffing in the Company's e-publishing business segment were offset by the additional personnel acquired from Texcel and personnel hired to develop, support and market e-content products.

Costs of services revenue increased by $2.0 million (66%) and $3.9 million (69%) in the second quarter and six months ended September 30, 1999, respectively. The increase is attributable to the acquisition of PDR in the second quarter and Interleaf Italia in the fourth quarter of fiscal 1999. The lower gross margins in the services business reflect the higher costs of attracting personnel and the discounted pricing being offered by the Company to gain market share in the e-content marketplace

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses increased by $1.1 million and $1.9 million in the second quarter and six months ended September 30, 1999 compared with the same periods of the prior year. The increases are primarily attributable to the amortization of goodwill and intangible assets of $.2 million and $.4 million, respectively, related to the Company's fiscal 1999 and 2000 acquisitions and the incremental SG&A expenses incurred by Interleaf Italia and PDR of $.3 million and $.6 million, respectively. The remaining increase is due to additional selling and marketing expenses associated with the launching of the Company's e-content division.

Research and Development ("R&D") expenses increased by $.1 million in the second quarter of fiscal 2000 compared with the same period of the prior year. As a percent of revenue, R&D expenses decreased to 16% in the second quarter of fiscal 2000 from 21% in the second quarter of fiscal 1999. The decrease in R&D expense as a percentage of revenue in the second quarter of fiscal 2000 compared with the same period of fiscal 1999, is due to a reduction in engineering contractor costs as certain phases of development projects were completed. In the first six months of fiscal 2000, the Company's total R&D expenses, including capitalized software development costs, were $4.8 million, representing 18% of revenues. This consisted of $3.2 million charged directly to R&D expenses and $1.6 million of capitalized software development costs. In the first six months of fiscal 1999, the Company's product development and engineering expenses were $3.8 million, representing 18% of revenues. There were no software development costs capitalized in the first six months of fiscal 1999, and no such costs were capitalized in the second quarter of fiscal 2000. The increase in R&D expenses in fiscal 2000 is attributable to the continuing development and enhancements of the Company's new content management product, BladeRunner, and to the acquisition of certain assets from Texcel, which increased the Company's engineering personnel and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $18.9 million of cash and cash equivalents at September 30, 1999, an increase of $2.4 million from March 31, 1999. The increase was mainly attributable to the net proceeds received from a private placement of the Company's common stock of $6.6 million and the proceeds from exercises of stock warrants and employee stock options of $.6 million, which was partially offset by capitalized software development costs of $1.6 million, cash used in operating activities to support revenue growth of $1.8 million, cash used for acquisitions of $.5 million, cash used for capital expenditures of $.8 million and the effect of exchange rate changes on cash of $.1 million.

At September 30, 1999 and at March 31, 1999, the Company had outstanding letters of credit aggregating $.8 and $.9 million, respectively, expiring between December 31, 1999 and October 31, 2001. These letters of credit guarantee payments on two leases and the future payments for an acquisition that occurred in fiscal 1999. The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

At September 30, 1999 and March 31, 1999, the Company had approximately $1.1 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment.

The Company believes its current cash balances and cash generated from operations will be sufficient to meet the Company's liquidity needs for fiscal 2000, including restructuring payments and increases in investment in the development, marketing and promotion of its e-content products. However, the Company is considering making additional large increases in its investments in the development, marketing and promotion of its e-content solutions, and if such additional investments are to be made it would be necessary for the Company to raise additional capital. The net tangible asset listing criteria for the NASDAQ National Market and the Company's financial condition dictate that any such financing would be an equity financing. However, the Company cannot guarantee that such financing can be obtained or that it can be obtained on commercially reasonable terms or without incurring substantial dilution to existing stockholders.

YEAR 2000

Background
----------
Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of the systems do not properly recognize a year that begins with "20" instead of "19". These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 problem".

Interleaf Approach
------------------
Interleaf established a Year 2000 project team to address all aspects of the Year 2000 problem in each area of its business. The project team has four areas of focus, each with its own project manager. These four areas are: (1) the software that is created by Interleaf and sold to customers; (2) internal business systems; (3) the hardware and operating system software used by employees; and (4) facilities and critical vendors other than computer suppliers.

Interleaf Created Products
--------------------------
ASSESSMENT: In 1997 Interleaf began to focus on the Year 2000 problem regarding its software products created for sale to customers. Products that generate the most revenue or were most likely to experience Year 2000 problems were prioritized for testing and repair. The assessment of these products was completed in early 1998 and the repair process begun. The Company made the decision to discontinue sales and support for certain low volume products and computer platforms.

CUSTOMER COMMUNICATIONS: The Company sent a description of its Year 2000 product strategy to all of its maintenance customers. It created and is maintaining a Year 2000 product status page as part of its web site. Interleaf distributed a mailing to the entire maintenance base describing the status of the year 2000 releases and included a list of retired products and platforms in the fourth quarter of calendar year 1998.

STATUS: All major products have been modified and tested for the computer platforms that will be supported beyond the year 2000. Upgrades which correct any known Year 2000 problems with those products have been made available at no extra charge to the customers with current maintenance contracts. Year 2000 upgrades were all completed for supported products by the end of the second calendar quarter of 1999 for all major products and platforms. The extent of the changes required ranged from simple recompilation with Year 2000 compliant operating systems to extensive modifications.

Testing and repair of generally available layered applications and low volume products was completed by September 30, 1999. The layered applications did not require significant modifications.

In addition, the Company created layered applications under specific contracts with specific customers, and not for general re-sale. The Company expects that those applications which operate in conjunction with non-compliant versions of the Company's RDM product may experience major problems and even complete failure on January 1, 2000. The Company has notified customers who are using non-compliant versions of RDM of this risk. The Company offers a Year 2000 compliant version of RDM to those RDM customers who have subscribed for maintenance. However, significant development may be required in order for those applications to be ported to work with the RDM upgrade. The Company believes that it has no obligation to modify those applications to address the Year 2000 problem or to work with the year 2000 compliant version of RDM, unless the particular customers engage Interleaf to fix those problems.

All products under development are being developed to be Year 2000 compliant.

The Company received notices from a small number of customers regarding non-compliance of unsupported products, and to date the Company has successfully resolved those issues without material cost. The Company cannot predict whether or not claims may be asserted with respect to non-supported products, either due to a breakdown in the customer communications process, to contractual obligations not understood by its customer or by Interleaf, or for other reasons.

Internal Business Systems
-------------------------
Interleaf contracted an independent third party to perform Year 2000 compliance testing on its critical internal corporate business systems. Some problems were identified and appropriate modifications were made. The systems were then re-tested and performed successfully. The software vital to corporate operations has been proven by the independent third party to function without problems related to the millenium change. The Company has investigated and received assurances from the vendors that all critical internal business software in North America and Europe is Year 2000 ready.

The operating system and database for the Company's worldwide customer support information support system are not Year 2000 compliant. The Company is in the process of correcting this system, and expects to have the Year 2000 fixes complete by December 10, 1999. The Company has developed a contingency plan in the event that this system experiences Year 2000 problems, and believes that such failure would not have a materially adverse impact on the Company.

The assessment phase is now underway for business software used in Japan and Australia. The Company intends to have compliance assured before the year 2000, but this deadline may not be met. The Company does not believe that the failure to reach this deadline would not have a material adverse impact on the Company.

Hardware and Operating Systems Software
---------------------------------------
Assessment of the systems used by employees began in early 1997 and has been completed. The Company developed a plan to upgrade or replace all critical systems used by employees, including all hardware in the enterprise from servers to laptops. The upgrade/replacement process began in early 1998 and is approximately 90% complete (100% complete with respect to critical systems). The entire process is expected to be complete by the end of November 1999.

Facilities and Critical Vendors
-------------------------------
In the fourth calendar quarter of 1998 Interleaf began discussions with facility management of its leased office spaces to ensure that the proper actions are taken to avoid disruption of productivity in all Interleaf facilities. Two major elements of Interleaf's business, payroll and product manufacturing, are outsourced. Interleaf has been assured by those service providers that operation of these critical business areas will not be affected by the millenium change.

Cost
----
The costs of the Interleaf Year 2000 efforts are being funded out of cash flow from operations. The total cost associated with the required modifications and upgrades associated with the Year 2000 projects is not expected to be material to the Company's financial position. The process of repairing and testing the software that Interleaf creates for sale has been done with existing budgeted personnel. The Year 2000 testing equipment and lab environment have been created using existing equipment and space. The capital costs associated with the upgrade and replacement of the Company's corporate and field office computing environments are expected to be $400,000. These expenditures began in late 1997, were 90% incurred by the end of September 1999 and will be completed during the fourth calendar quarter of 1999. Software maintenance costs attributable to the Year 2000 will be approximately $50,000. Labor associated with this process of implementing the internally used systems was provided by existing budgeted personnel.

Risk
----
Interleaf has made a significant effort to address its Year 2000 issues. At this time, there are no identifiable significant risks associated with its Year 2000 readiness, although there is a risk that unanticipated problems may arise. The Company has prepared a contingency plan to address reasonably likely worst case business operations scenarios.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual future results may differ materially from the projections or suggestions made in such forward-looking statements.

Factors which might cause actual future results to differ materially from those projected in the forward-looking statements contained herein include the following: The Company's ability to continue to develop and market new and enhanced products and services, particularly the Company's content management products and services; delays in the development and introduction of such new and enhanced products and services; failure to achieve customer and market acceptance of the Company's new and enhanced products and services; delays in the growth and development of market demand for content management software products; the failure of the market for multi-device portals and Web sites to grow as expected; difficulties in designing and developing the X-WAP application on time and with the required quality; changes in the XML and XSL language and standards or the emergence of new competing technologies; and the development of applications which are competitive with BladeRunner, Information Manager, Quicksilver or X-WAP by other companies, including telecommunications companies, having far greater resources than the Company; the Company's inability to raise additional capital as may be necessary to effectively develop, market and promote its new e-content products; inability to increase maintenance contract revenue related to content management products; inability to increase revenue from consulting and training contracts with respect to the introduction of new products; inability to improve sales force productivity; the Company's ability to keep pace with the rapid technological change in its industry and compete with companies which have greater market penetration and greater financial, technical and marketing resources; failure to adequately protect the Company's intellectual property; inability to establish or maintain strategic relationships with companies that have presence and expertise in the markets and market segments targeted by the Company; the inability of the Company to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies; and failure to integrate the operations, information systems and personnel of any acquired businesses. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" on pages 20-22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          (c) Effective August 13, 1999, Interleaf entered into an agreement with certain existing stockholders, new investors, and the CEO of Interleaf to sell them a total of 940,333 shares of common stock at a purchase price of $7.50 per share. On September 3, 1999, Interleaf completed the sale and issuance of 940,333 shares to the purchasers, and realized $6,592,102 in proceeds after expenses and commissions. The sales were made in reliance on the exemption provided by Rule 506 under the Securities Act of 1933. Adams, Harkness & Hill, Inc. and Stonegate Securities, Inc. each acted as independent sales agent with respect to a portion of the total sales, for which they each received a 6% commission. The shares were registered for re-sale on a Form S-3 promptly after issuance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
Interleaf, Inc. held its Annual Meeting of Stockholders on September 8, 1999. At the meeting, the stockholders approved (a) the election of two Class III directors each to hold office until the 2002 Annual Meeting of Stockholders and
(b) the ratification of the selection of PriceWaterhouseCoopers L.L.P. as Interleaf's independent auditors for the year ending March 31, 2000.

          a)  Election of Directors:

======================  =================  =================
       NOMINEE                 FOR              WITHHELD
----------------------  -----------------  -----------------
Frederick B. Bamber         9,493,252           205,063
----------------------  -----------------  -----------------
David A. Boucher            9,492,402           205,913
======================  =================  =================


          b) Ratification of the selection of PriceWaterhouseCoopers L.L.P. as Interleaf's independent auditors for the year ending March 31, 2000:

=================  =================  =================  =================
                          FOR              AGAINST            ABSTAIN
-----------------  -----------------  -----------------  -----------------
APPROVAL               9,401,823            5,792             290,700
=================  =================  =================  =================


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a)   Exhibits


      EXHIBIT NUMBER                       DESCRIPTION
      --------------                       -----------

           3.1 Restated Articles of Organization of the Company, as amended (incorporated herein by reference to the applicable Exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

           3.2 By-Laws of the Company, as amended (incorporated herein by reference to the applicable Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31,
                      1994)

           4 Specimen Certificate for Shares of the Company's Common Stock (incorporated herein by reference to Exhibit 4.01 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

          10.1 Stock Purchase Agreement among Interleaf, Horizon Interactive, Inc., and Steven Imke, Dale J. Chavez and Randy Welsch, dated September 29, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated October 22, 1999, File Number 333-89117)

          10.2 Stock Purchase Agreement among Interleaf, Docu-Net, Inc., and Daniel Schweitzer and Larry Scott, dated September 29, 1999 (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 dated October 22, 1999, File Number 333-89117)

          11 Computation of Earnings Per Share (included as Note 3 to Financial Statements)

          27          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 15, 1999

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