Form 10-Q
period 1999-12-31
INTERLEAF INC /MA/
filed 2000-02-14
CIK 793604

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the Quarterly period ended     December 31, 1999
                                           -----------------

                                       or


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from ________________  to ________________

                         COMMISSION FILE NUMBER 0-14713

                                 Interleaf, Inc.
             (exact name of registrant as specified in its charter)

          MASSACHUSETTS                                 04-2729042
          -------------                                 ----------
  (State or other jurisdiction           (I.R.S. employer identification number)
of incorporation or organization)

      62 FOURTH AVENUE, WALTHAM, MA                              02451
      -----------------------------                              -----
(Address of principal executive offices)                       (Zip Code)

                                 (781) 290-0710
                                 --------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check [X} whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days      Yes [X]    No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 11, 2000 was 13,514,755.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated balance sheet at December 31, 1999 and March 31, 1999.........   3

Consolidated statement of operations for the three and nine months ended
December 31, 1999 and 1998 ................................................   4

Consolidated statement of cash flows for the nine months ended

December 31, 1999 and 1998 ................................................   5

Notes to consolidated financial statements ................................   6


ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  11



PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ................................................  17

ITEM 2 - Changes In Securities and Use of Proceeds.........................  17

ITEM 4 - Submission of Matters to a Vote of Security Holders ..............  17

ITEM 6 - Exhibits and Reports on Form 8-K .................................  17


SIGNATURES ................................................................  18

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        INTERLEAF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                      DECEMBER 31, 1999    MARCH 31, 1999
                                                                                      -----------------    --------------
                                                                                         (UNAUDITED)
In thousands, except for share and per share amounts
ASSETS
Current assets
Cash and cash equivalents                                                                 $  18,291           $  16,479
Cash-restricted                                                                              11,982                --
Accounts receivable, net of reserve for doubtful accounts of $966
   at December 31, 1999 and $1,123 at March 31, 1999                                         11,645              12,008
Prepaid expenses and other current assets                                                     1,657               1,541
                                                                                          ---------           ---------
Total current assets                                                                         43,575              30,028
Property and equipment, net                                                                   2,418               2,120
Intangible assets, net                                                                        9,572               5,222
Other assets                                                                                    348                 442
                                                                                          ---------           ---------
Total Assets                                                                              $  55,913           $  37,812
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                          $   2,207           $   2,224
Accrued expenses                                                                             12,159              11,184
Acquisition related payables                                                                 11,982                --
Unearned revenue                                                                              9,355              11,492
Accrued restructuring                                                                           755                 953
                                                                                          ---------           ---------
Total current liabilities                                                                    36,458              25,853
Long-term restructuring                                                                         985               1,234
                                                                                          ---------           ---------
Total Liabilities                                                                            37,443              27,087
                                                                                          ---------           ---------
Redeemable common stock- shares issued and outstanding, none at
  December 31, 1999 and 469,093  at March 31, 1999                                             --                 1,496
                                                                                          ---------           ---------

Shareholders' Equity

Preferred stock, par value $.10 per share, authorized 5,000,000 shares:
Senior Series B Convertible, shares issued and outstanding,
none at December 31, 1999 and 726,003 at March 31, 1999                                        --                    73
 6% Convertible, shares issued and outstanding, none at
    December 31, 1999 and 1,050 at March 31, 1999                                              --                  --
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued and outstanding, 13,505,538 at December 31, 1999 and
     9,913,209 at March 31, 1999                                                                135                  99
Additional paid-in capital                                                                  109,451              94,795
Retained earnings (accumulated deficit)                                                     (90,296)            (85,197)
Cumulative translation adjustment                                                              (820)               (541)
                                                                                          ---------           ---------
Total Shareholders' Equity                                                                   18,470               9,229
                                                                                          ---------           ---------
Total Liabilities and Shareholders' Equity                                                $  55,913           $  37,812
                                                                                          =========           =========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        INTERLEAF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 DECEMBER 31,                DECEMBER 31,
                                                                           1999              1998         1999          1998
                                                                           ----              ----         ----          ----
                                                                                 (UNAUDITED)                 (UNAUDITED)
                                                                                 -----------                 -----------
In thousands, except for per share amounts
Revenues:
Products                                                                    $  4,235      $  2,265      $ 10,947      $  6,150
Maintenance                                                                    3,437         5,576        13,592        16,592
Services                                                                       4,835         3,795        14,566         9,912
                                                                            --------      --------      --------      --------
Total revenues                                                                12,507        11,636        39,105        32,654
                                                                            --------      --------      --------      --------
Costs of Revenues:
Products                                                                         674           545         1,875         1,817
Maintenance                                                                      702           724         2,217         2,300
Services                                                                       5,669         3,400        15,240         9,067
                                                                            --------      --------      --------      --------
Total costs of revenues                                                        7,045         4,669        19,332        13,184
                                                                            --------      --------      --------      --------
Gross margin                                                                   5,462         6,967        19,773        19,470
                                                                            --------      --------      --------      --------
Operating expenses:
Selling, general and administrative                                            6,869         4,511        19,144        14,874
Research and development                                                       2,695         2,347         5,911         6,179
Purchased in-process research and development                                   --            --            --             498
                                                                            --------      --------      --------      --------
Total operating expenses                                                       9,564         6,858        25,055        21,551
                                                                            --------      --------      --------      --------
Income (loss) from operations                                                 (4,102)          109        (5,282)       (2,081)
Other income expenses                                                            108           132           280           523
                                                                            --------      --------      --------      --------
Income (loss) before income taxes                                             (3,994)          241        (5,002)       (1,588)
Provision for income taxes                                                      --            --              97            25
                                                                            --------      --------      --------      --------
Net income (loss)                                                             (3,994)          241        (5,099)       (1,583)
Dividends on preferred stock                                                    --             (94)           (2)         (553)
Gain on redemption of preferred stock                                           --           8,771          --           8,771
                                                                            --------      --------      --------      --------
Net income (loss) applicable to common shareholders-basic
earnings per share                                                          $ (3,994)     $  8,918      $ (5,101)     $  6,635

Effect of dilutive securities:
Dividends on preferred stock                                                    --              74          --             492
Gain on preferred stock redemption                                              --          (8,771)         --          (8,771)
                                                                            --------      --------      --------      --------
Net income (loss) applicable to common
shareholders-diluted earnings per share                                     $ (3,994)     $    221      $ (5,101)     $ (1,664)
                                                                            ========      ========      ========      ========
Income (loss) per share:
Basic                                                                       $  (0.31)     $   1.30      $  (0.43)     $   1.03
                                                                            ========      ========      ========      ========
Diluted                                                                     $  (0.31)     $   0.03      $  (0.43)     $ ( 0.19)
                                                                            ========      ========      ========      ========
Shares used in computing basic income (loss) per share                        12,901         6,884        11,956         6,418
                                                                            ========      ========      ========      ========
Shares used in computing diluted income (loss) per share                      12,901         8,406        11,956         8,642
                                                                            ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements

                        INTERLEAF, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                             NINE
                                                                                        MONTHS  ENDED
                                                                                          DECEMBER 31,
                                                                                          (UNAUDITED)
                                                                                  ---------------------------
                                                                                    1999               1998
                                                                                  --------           --------
In thousands
Cash Flows from Operating Activities:
Net income                                                                        $ (5,099)          $ (1,583)
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
Depreciation and amortization expense                                                2,479              2,028
Purchased in-process research & development                                           --                  498

Changes in assets and liabilities:
  Decrease in accounts receivable, net                                                 313                964
  (Increase) decrease in other assets                                               (2,588)                62
  Increase (decrease) in accounts payable and accrued expenses                       4,038             (1,437)
  Decrease in unearned revenue                                                      (2,184)            (2,154)
  Decrease in other liabilities                                                       (555)            (1,572)
   Other, net                                                                          (74)               (59)
                                                                                  --------           --------
  Net cash provided by (used in) operating activities                               (3,670)            (3,253)
                                                                                  --------           --------
Cash Flows from Investing Activities:

Capital expenditures                                                                (1,255)              (650)
Acquisitions, net of cash acquired                                                    (476)            (2,731)
Capitalized software development costs                                              (1,570)              --
                                                                                  --------           --------
  Net cash used in investing activities                                             (3,301)            (3,381)
                                                                                  --------           --------
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                                           6,592               --
Net proceeds from exercise of stock options                                          2,425               --
Dividends paid                                                                        --                 (251)
Redemption of preferred stock                                                         --               (3,824)
                                                                                  --------           --------
  Net cash provided by (used in)  financing activities                               9,017             (4,075)
                                                                                  --------           --------
Effect of exchange-rate changes on cash                                               (234)               661
                                                                                  --------           --------
Net increase  (decrease) in cash and cash equivalents                                1,812            (10,048)

Cash and cash equivalents at beginning of year                                      16,479             21,112
                                                                                  --------           --------
Cash and cash equivalents at end of year                                          $ 18,291           $ 11,064
                                                                                  ========           ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INTERLEAF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Interleaf, Inc. ("Interleaf") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interleaf and its subsidiaries are collectively referred to as the "Company."

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

3.  PROPOSED BUSINESS COMBINATION

    Interleaf and BroadVision, Inc. ("BroadVision") have entered into an agreement and Plan of Merger and Reorganization dated as of January 26, 2000 (the "Merger Agreement") providing for the merger of a newly created Massachusetts corporation with and into Interleaf. Under the Merger Agreement, each share of outstanding Interleaf common stock will be converted into the right to receive 0.3465 BroadVision shares. Giving effect to a three for one stock split recently announced by BroadVision, each share of Interleaf common stock will be exchangeable for 1.0395 shares of BroadVision common stock. Following the merger, BroadVision will be owned by the former shareholders of Interleaf and BroadVision, and Interleaf will be a wholly owned subsidiary of BroadVision.

    The transaction is expected to close in May 2000, subject to the satisfaction or waiver of various conditions as more fully described in the Merger Agreement. These conditions include, but are not limited to, stockholder approval, certain regulatory approvals, the effective registration of the BroadVision securities issued in the merger in accordance with provisions of the Securities Act of 1933, and the receipt of opinions from the respective tax counsel of Interleaf and BroadVision regarding certain United States federal income tax consequences of the transactions.

4.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
    (loss) per share:

                                                                    Three Months Ended               Nine Months Ended
                                                                        December 31,                     December 31,
                                                                -------------------------         -------------------------
                                                                  1999             1998             1999             1998
                                                                --------         --------         --------         --------
In thousands, except for per share amounts
NUMERATOR:
Net income (loss)                                               $ (3,994)        $    241         $ (5,099)        $ (1,583)
Preferred stock dividends:
   Senior Series C convertible                                      --                (30)            --               (283)
   6% convertible - redeemed                                        --                (44)            --               (209)
   6% convertible - outstanding                                     --                (20)              (2)             (61)
                                                                --------         --------         --------         --------
                                                                    --                (94)              (2)            (553)
                                                                --------         --------         --------         --------
Gains on redemption
   Senior Series C convertible                                      --              8,100             --              8,100
   6% convertible                                                   --                671             --                671
                                                                --------         --------         --------         --------
                                                                    --              8,771             --              8,771
                                                                --------         --------         --------         --------
Numerator for basic income (loss) per share:
   Income (loss) available to common stockholders               $ (3,994)        $  8,918         $ (5,101)        $  6,635
                                                                ========         ========         ========         ========
EFFECT OF DILUTIVE SECURITIES Preferred stock dividends:
    Series C convertible                                            --                 30             --                283
    6% convertible - redeemed                                       --                 44             --                209
    6% convertible - outstanding                                    --               --               --               --
                                                                --------         --------         --------         --------
                                                                    --                 74             --                492
                                                                --------         --------         --------         --------
GAINS ON REDEMPTION
    Senior Series C convertible                                     --             (8,100)            --             (8,100)
    6% convertible                                                  --               (671)            --               (671)
                                                                --------         --------         --------         --------
                                                                    --             (8,771)            --             (8,771)
                                                                --------         --------         --------         --------
Numerator for diluted income (loss) per share:
   Income (loss) available to common shareholders               $ (3,994)        $    221         $ (5,101)        $ (1,644)
                                                                ========         ========         ========         ========
DENOMINATOR:

   Denominator for basic income (loss) per share:
   Weighted average shares                                        12,901            6,884           11,956            6,418
                                                                --------         --------         --------         --------
Effect of dilutive securities:
   Series B convertible preferred stock                             --                284             --               --
   Series C convertible preferred stock                             --                322             --              1,008
   Series D convertible preferred stock                             --                764             --              1,216
   Stock options                                                    --                152             --               --
   Stock purchase plan                                              --               --               --               --
   Warrants                                                         --               --               --               --
                                                                --------         --------         --------         --------
Dilutive potential common shares                                    --              1,522             --              2,224
                                                                --------         --------         --------         --------
Denominator for diluted earnings per share
Adjusted weighted average shares and assumed conversions          12,901            8,406           11,956            8,642
                                                                ========         ========         ========         ========
Basic earnings (loss) per share                                 $  (0.31)        $   1.30         $  (0.43)        $   1.03
                                                                ========         ========         ========         ========
Diluted earnings (loss) per share                               $  (0.31)        $   0.03         $  (0.43)        $  (0.19)
                                                                ========         ========         ========         ========

    For the three and nine months ended December 31, 1999, potential common shares of 2,731 and 1,923, respectively, were excluded from the computation of diluted earnings per share because the Company had a net loss applicable to common shareholders and the effect would have been antidilutive.

    As previously reported in the Company's Annual Report on Form 10-K, the Company has restated its fiscal 1999 results of operations to reflect a reduction in the amount of purchased in-process research and development charged to expenses. As a result of this restatement, the Company's previously reported net loss applicable to common shareholders for the nine months ended December 31, 1998 of $2.1 million was reduced to $1.6 million. The Company's previously reported basic income per share of $.96 for the nine months ended December 31, 1998 was increased to $1.03 and the previously reported diluted loss per share of $.25 was reduced to $.19.

5.  ACQUISITIONS

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

    The shares of Interleaf common stock and warrants to purchase common stock which had been issued to Texcel in the acquisition were pledged by Texcel to Interleaf as collateral to secure Texcel's obligations to indemnify Interleaf against certain potential claims, most notably any claims which might be asserted against Interleaf or the purchased assets by Texcel's creditors. The pledged securities have been liquidated, and the resulting proceeds, net of certain distributions to Texcel, have been recorded as restricted cash. The indemnification period expires in April 2000, and at that time Interleaf will be obligated to disburse the cash to Texcel, net of indemnified claims. As a result, a corresponding liability "acquisition related payable" is included as a current liability.

    Effective September 1, 1999, the Company purchased 100% of the outstanding common shares of Docu-Net Inc. ("Docu-Net"). Docu-Net provides subcontracting and outsourcing services for the development, management and distribution of information. The acquisition has been accounted for as a purchase business combination and, accordingly, the operating results of Docu-Net have been included in the Consolidated Statement of Operations since the date of the acquisition. The Company issued common stock valued at $.1 million as payment for the purchase of Docu-Net, and, depending upon certain financial contingencies, the Company may be obligated to pay an additional amount in cash or in common stock on or before October 3, 2000. In connection with the acquisition, the Company recorded the assets and liabilities of Docu-Net at their fair values. The Company also recorded $.1 million of goodwill which will be amortized on a straight-line basis over an estimated useful life of 4 years.

    Effective September 1, 1999, the Company acquired 100% of the outstanding common shares of Horizon Interactive, Inc. ("Horizon"). Horizon provides subcontracting and outsourcing services for the development, management and distribution of information. The acquisition has been accounted for as a purchase business combination and, accordingly, the operating results of Horizon have been included in the Consolidated Statement of Operations since the date of acquisition. As payment for the purchase of Horizon, the Company issued common stock valued at $.2 million, is obligated to pay an additional $.1 million on October 1, 2000, and, depending upon certain financial contingencies, the Company may be obligated to pay up to $.7 million, in cash or in common stock on or before October 15, 2000. In connection with the acquisition of Horizon, the Company recorded the assets and liabilities of Horizon at their fair values. The Company also recorded $.3 million of goodwill, which will be amortized over an estimated useful life of 4 years.

6.  SEGMENT INFORMATION

    The Company develops and markets software products and services which address two distinct markets, one of which is referred to as "e-publishing" or "complex publishing", and the other of which is referred to as "e-content" or "content management". The Company's traditional or "e-publishing" solutions are used in the creation, publication, management and distribution of electronic and paper documents, and are targeted at the complex publishing market. Interleaf's "e-content solutions" are comprised of new software products, named BladeRunner, Information Manager, and Quicksilver, and related services, and are targeted at the content management market.

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

    The following summarizes the results of the Company's e-publishing and e-content divisions for the three and nine months ended December 31, 1999 and 1998, respectively.

                                                          THREE MONTHS ENDED
                     --------------------------------------------- --- -------------------------------------------
                                  DECEMBER 31, 1999                                  DECEMBER 31, 1998
                    E-PUBLISHING     E-CONTENT          TOTAL         E-PUBLISHING      E-CONTENT         TOTAL
                      --------        --------         --------         --------        ---------        --------
Products              $    419        $  3,816         $  4,235         $  2,265        $    --          $  2,265
Maintenance              3,313             124            3,437            5,576             --             5,576
Services                 3,656           1,179            4,835            3,795             --             3,795
                      --------        --------         --------         --------        ---------        --------
Total revenues        $  7,388        $  5,119         $ 12,507         $ 11,636        $                $ 11,636
                      ========        ========         ========         ========        =========        ========
Operating
income (loss)         $  1,348        $ (5,450)        $ (4,102)        $    109        $    --          $    109
                      ========        ========         ========         ========        =========        ========

                                                              NINE MONTHS ENDED
                     --------------------------------------------- --- -------------------------------------------
                                     DECEMBER 31, 1999                                  DECEMBER 31, 1998
                       E-PUBLISHING     E-CONTENT           TOTAL        E-PUBLISHING      E-CONTENT         TOTAL
                         --------        --------         --------         --------         -------        --------
Products                 $  4,067        $  6,880         $ 10,947         $  6,150         $  --          $  6,150
Maintenance                13,238             354           13,592           16,592            --            16,592
Services                   12,275           2,291           14,566            9,912            --             9,912
                         --------        --------         --------         --------         -------        --------
Total revenues           $ 29,580        $  9,525         $ 39,105         $ 32,654         $              $ 32,654
                         ========        ========         ========         ========         =======        ========
Income(loss) from
operations               $  4,352        $ (9,634)        $ (5,282)        $ (2,081)        $  --          $ (2,081)
                         ========        ========         ========         ========         =======        ========

The following are reconciliations to corresponding totals in the accompanying consolidated statements:

                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                          DECEMBER 31,                   DECEMBER 31,
                                    -----------------------        -----------------------
                                      1999            1998           1999           1998
                                    -------         -------        -------         -------
Income (loss) for reportable
segments                            $(4,102)        $   109        $(5,282)        $(2,081)
Non-operating income                    (43)              2            (15)             35
Interest income, net                    151             130            295             488
                                    -------         -------        -------         -------
Income (loss) before income
taxes                               $(3,994)        $   241        $(5,002)        $(1,588)
                                    =======         =======        =======         =======

7.  SHAREHOLDER'S EQUITY

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

8.  CREDIT AGREEMENT

    At December 31, 1999 and March 31, 1999, the Company had outstanding letters of credit aggregating $.7 and $.9 million, respectively, expiring between September 15, 2000 and October 1, 2001. These letters of credit guarantee payments on two leases and future payments for an acquisition that occurred in fiscal 1999. The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

9.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in cumulative translation adjustments during the period. Total comprehensive losses for the three and nine months ended December 31, 1999 were $4.2 million and $5.4 million respectively. For the three months ended December 31, 1998, total comprehensive income was $.2 million. For the nine months ended December 31. 1998, total comprehensive loss was $1.4 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

During fiscal 1999, the Company developed and released several upgrades to its traditional products. In the first quarter of fiscal 2000, the Company released the first commercially available version of its content management software product, BladeRunner. The Company also acquired a content management product from Texcel, named Information Manager, which provided complementary functionality. Information Manager has been incorporated into BladeRunner, and is also sold separately on a limited basis. In the third quarter of fiscal 2000, the Company introduced the Quicksilver suite of products ("Quicksilver"), an XML-enabled publishing product which provides the Company's existing complex publishing customers with a migration path to enterprise wide applications of XML, such as BladeRunner. The Company markets Quicksilver on an annual subscription basis whereby a customer pays an annual subscription license fee and is entitled to use the product and to receive all upgrades and telephone support during the subscription period.

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

The Company reported a net loss of $4.0 million on total revenues of $12.5 million for its third quarter and a net loss of $5.1 million on total revenues of $39.1 million for the nine months ended December 31, 1999. This compares with net income of $.2 million on total revenues of $11.6 million and a net loss of $1.6 million on total revenues of $32.7 million for the same periods of the prior year before gains on the redemption of preferred stock and payment of dividends on preferred stock. In the third quarter and nine months ended December 31, 1998, the Company recorded preferred stock dividends of $.1 million and $.6 million, respectively, in deriving net income applicable to common shareholders. Additionally, the Company recorded gains on the redemption of all outstanding shares of its Series C preferred stock and conversion of 79% of its outstanding Series D preferred stock aggregating $8.8 million. For purposes of calculating diluted earnings per share, all of the gains on redemption and conversion of the preferred stock have been excluded. Dividends on the remaining outstanding Series D shares have been included in the calculation of diluted earnings per share for the third quarter and nine months ended December 31, 1998. Therefore, after dividends on preferred stock, the Company's net income applicable to common shareholders was $8.9 million and $6.6 million for the third quarter and nine months ended December 31, 1998, respectively, for purposes of basic earnings per share. For purposes of diluted earnings per share, the Company had net income applicable to common shareholders of $.2 million for the third quarter of 1998 and a net loss of $1.6 million for the nine months ended December 31, 1998.

As previously reported in the Company's Annual Report on Form 10-K, the Company has restated its fiscal 1999 results of operations to reflect a reduction in the amount of purchased in-process research and development charged to expenses. As a result of this restatement, the Company's previously reported net loss applicable to common shareholders for the nine months ended December 31, 1998 of $2.1 million was reduced to $ $1.6 million. The Company's previously reported basic earnings per share of $.96 for the nine months ended December 31, 1998, was increased to $1.03. The Company's previously reported diluted loss per share of $.25 for the nine months ended December 31, 1998, was reduced to $.19. The impact of the restatement in the third quarter of fiscal 1999 was not material.

The increases in total revenues of $.9 million and $6.4 million in the third quarter and first nine months of fiscal 2000 compared with the same periods of fiscal 1999 were primarily due to increases in product revenue from the sales of the Company's new e-content products and the inclusion of services revenue from PDR Automated Systems and Publications, Inc. ("PDR") in fiscal 2000. Initial product sales of the Company's e-content products occurred during the first quarter of fiscal 2000 and PDR was acquired on August 31, 1998 and, therefore, only four months of PDR revenue was included in the nine months of fiscal 1999 results of operations. Total revenues for fiscal 2000 also included the results of Interleaf Italia Srl ("Interleaf Italia"), a majority interest in which was acquired in the fourth quarter of fiscal 1999. There were no revenues from Interleaf Italia included in the third quarter or first nine months of fiscal 1999.

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

RESULTS OF OPERATIONS

PRODUCT: Product license revenue includes the sale of software products under perpetual and subscription license agreements. Total product revenue increased 83% to $4.2 million from $2.3 million for the third quarter and 76% to $10.9 million from $6.2 million for the nine months ended December 31, 1999, respectively, compared with the same periods in fiscal 1999. The increase is primarily due to sales of the Company's new e-content products, BladeRunner and Information Manager, a product acquired from Texcel in the first quarter of fiscal 2000. Information Manager has been incorporated into BladeRunner, and is also sold separately on a limited basis. Revenues from the e-content products were $3.8 million and $6.9 million for the third quarter and nine months ended December 31, 1999. Additionally, the Company has introduced the Quicksilver suite of products, an XML enabled publishing product which provides the Company's existing complex publishing customers with a migration path to enterprise wide applications of XML such as BladeRunner. Quicksilver was introduced during the second quarter of fiscal 2000, and is sold on an annual subscription basis under which the customer is entitled to use the product and to receive all upgrades, maintenance and support offered during the period for which the subscription license fee is paid. Existing customers are offered the choice of continuing with their e-publishing products and associated maintenance at a discount or purchasing to Quicksilver subscriptions. The election by existing customers to purchase Quicksilver subscription licenses therefore will reduce the maintenance revenue for the e-publishing segment and will increase subscription revenue for the e-content segment.

MAINTENANCE: Maintenance revenue is comprised of fees for technical support and maintenance releases of e-publishing and e-content products. Total maintenance revenue decreased by 39% to $3.4 million from $5.6 million in the third quarter and by 18% to $13.6 million from $16.6 million for the nine months ended December 31, 1999, respectively, compared with the same periods of the prior year. Maintenance revenue is primarily attributed to the Company's e-publishing segment, which generated 96% and 97%, respectively, of all maintenance revenue for the third quarter and nine months ended December 31, 1999. The declines in maintenance revenue reflect the continued consolidation in the industries served by the e-publishing segment and the continued migration of e-publishing customers to QuickSilver and competing third party products. Future maintenance revenue from the e-publishing segment is likely to decline as the Company encourages existing customers to migrate to Quicksilver subscriptions. Future maintenance revenue growth is dependent on the Company's ability to increase maintenance contract volume related to the new content management products.

SERVICES: Professional services revenue includes installation, custom application development, project and technical consulting, training and technical document outsourcing. Services revenue increased by 26% to $4.8 million from $3.8 million in the third quarter and 47% to $14.6 million from $9.9 million for the nine months ended December 31, 1999, respectively, compared with the same periods of fiscal 1999. The increases in fiscal 2000 are primarily attributable to growth in technical document outsourcing, which contributed $1.3 million and $4.7 million, respectively, of services revenue in the three and nine month periods ended December 31, 1999. Additionally, Interleaf Italia, which was acquired December 31, 1998, added $.2 million and $ .6 million of services revenue, respectively, for the three and nine months ended December 31, 1999. The increases attributable to technical document outsourcing and to the additional revenue provided by Interleaf Italia were partially offset by declines in the services revenue generated by services associated with the Company's traditional e-publishing products.

COSTS OF REVENUES

Cost of product revenues includes amortization of capitalized software development costs, product media, documentation materials, packaging and shipping costs, and royalties paid for licensed technology. Cost of product revenues increased by 40% to $.7 million from $.5 million in the third quarter compared with the same period of fiscal 1999. Cost of product revenues for the nine months ended December 31, 1999 increased by 6% to $1.9 million from $1.8 million compared to the same period of the prior year. In the third quarter and nine months of fiscal 2000, increased amortization of capitalized research and development costs and higher outsourced manufacturing costs due to increased sales were partially offset by decreases in royalty expense compared with the prior year.

Costs of maintenance revenues for the third quarter and nine months ended December 31, 1999 were comparable to the same periods of the prior year. Savings from reduced staffing in the Company's e-publishing business segment were offset by the additional personnel acquired from Texcel and personnel hired to support and maintain e-content products.

Costs of services revenue increased by 68% to $5.7 million from $3.4 million in the third quarter and 67% to $15.2 million from $9.1 million for the nine months ended December 31, 1999, respectively, compared with the same periods of the prior year. The increase is attributable to the acquisition of PDR late in the second quarter of fiscal 1999 and Interleaf Italia in the fourth quarter of fiscal 1999. The lower gross margins in the services business reflect the higher costs of attracting personnel, lower margins in technical document outsourcing and the discounted pricing being offered by the Company to gain market share in the e-content marketplace

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses increased by 53% to $6.9 million from $4.5 in the third quarter and 28% to $19.1 million from $14.9 million for the nine months ended December 31, 1999 compared with the same periods of the prior year. The increases are primarily due to additional selling and marketing expenses of $1.3 million and $2.2 million for the three and nine months ended December 31, 1999, respectively, associated with the launching of the Company's e-content division. The remaining increases are mainly attributable to the amortization of goodwill and intangible assets of $.3 million and $.7 million, respectively, and to incremental G&A of $.4 million and $.7 million respectively, for the three and nine months ended December 31, 1999 related to the Company's fiscal 1999 and 2000 acquisitions.

Research and Development ("R&D") expenses increased by 17% to $2.7 million from $2.3 million in the third quarter of fiscal 2000 compared with the same period of the prior year. As a percent of revenue, R&D expenses increased to 22% in the third quarter of fiscal 2000 from 20% in the third quarter of fiscal 1999. The increase in R&D expense as a percentage of revenue in the third quarter of fiscal 2000 compared with the same period of fiscal 1999, is due to the on-going initiatives in enhancing applications such as the Company's new wireless application protocol for BladeRunner products. In the first nine months of fiscal 2000, the Company's total R&D expenses, including capitalized software development costs, were $7.5 million, representing 19% of revenues. This consisted of $5.9 million charged directly to R&D expenses and $1.6 million of capitalized software development costs. In the first nine months of fiscal 1999, the Company's product development and engineering expenses were $6.2 million, representing 19% of revenues. There were no software development costs capitalized in the first nine months of fiscal 1999, and no such costs were capitalized in the third quarter of fiscal 2000. The increase in R&D expenses in fiscal 2000 is attributable to the continuing development and enhancements of the Company's new content management product, BladeRunner, and to the acquisition of certain assets from Texcel, which increased the Company's engineering personnel and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Interleaf and BroadVision have entered into an Agreement and Plan of Merger and Reorganization dated as of January 26, 2000 (the "Merger Agreement") providing for the merger of a newly created Massachusetts corporation with and into Interleaf. Under the Merger Agreement, each share of outstanding Interleaf common stock will be converted into the right to receive 0.3465 BroadVision shares. Giving effect to a three for one stock split recently announced by BroadVision, each share of Interleaf common stock will be exchangeable for
1.0395 shares of BroadVision common stock. Following the merger, BroadVision will be owned by the former shareholders of BroadVision and Interleaf, and Interleaf will be a wholly owned subsidiary of BroadVision.

The transaction is expected to close in May 2000, subject to the satisfaction or waiver of various conditions as more fully described in the Merger Agreement. These conditions include, but are not limited to, stockholder approval, certain regulatory approvals, the effective registration of the BroadVision securities issued in the merger securities in accordance with provisions of the Securities Act of 1933, and the receipt of opinions from the respective tax counsel of Interleaf and BroadVision regarding certain United States federal income tax consequences of the transactions.

The Company had $18.3 million of cash and cash equivalents at December 31, 1999, an increase of $1.8 million from March 31, 1999. The increase was mainly attributable to the net proceeds received from a private placement of the Company's common stock of $6.6 million and the proceeds from exercises of stock warrants and employee stock options of $2.4 million, which were partially offset by cash used in operating activities to support revenue growth of $3.6 million, capitalized software development costs of $1.6 million, cash used for capital expenditures of $1.3 million, cash used for acquisitions of $.5 million, and the effect of exchange rate changes on cash of $.2 million. The Company also has restricted cash of $11.9 million related to its acquisition of Texcel. This amount is being held to secure Texcel's obligation to indemnify Interleaf against certain potential claims, and is offset by the corresponding liability to disburse the funds to Texcel in April 2000 net of the amount of indemnified claims.

At December 31, 1999 and at March 31, 1999, the Company had outstanding letters of credit aggregating $.7 and $.9 million, respectively, expiring between September 15, 2000 and October 1, 2001. These letters of credit guarantee payments on two leases and the future payments for an acquisition that occurred in fiscal 1999. The letters of credit are secured by equal amounts of cash and are reduced by the amount of the respective payments.

At December 31, 1999 and March 31, 1999, the Company had approximately $1.1 million of cash restricted for potential payment of a withholding tax assessment on its German subsidiary related to payments remitted to the United States from Germany in 1990. The Company is appealing this assessment.

The Company believes its current cash balances and cash generated from operations will be sufficient to meet the Company's liquidity needs for fiscal 2000, including restructuring payments and increases in investment in the development, marketing and promotion of its e-content products. However, the Company has recently agreed to be acquired by BroadVision and is considering its current liquidity needs and means based on this proposed acquisition. If the acquisition is not consummated, the Company would need to make additional investments in the development, marketing and promotion of its e-content solutions and it would be necessary for the Company to raise additional capital. The net tangible asset listing criteria for the NASDAQ National Market and the Company's financial condition dictate that any such financing would be an equity financing. However, the Company cannot guarantee that such financing can be obtained or that it can be obtained on commercially reasonable terms or without incurring substantial dilution to existing stockholders.

YEAR 2000

         Some computers, software and other equipment may not properly recognize a year that begins with a "20" instead of "19," resulting in software failures or erroneous results, which are commonly referred to as the "Year 2000" problem. Interleaf has made a significant effort to address its Year 2000 issues. At this time, there are no identifiable significant risks associated with its Year 2000 readiness, although there is a risk that unanticipated problems may arise. Our products and our internal systems and software may contain errors or defects associated with Year 2000 date function that we may not have identified and remedied and which may not yet be observable. The Company has prepared a contingency plan to address reasonably likely worst case business operations scenarios. Our contingency plan for Year 2000 problems, or those of third parties, may yet prove to be inadequate. Further, we cannot assure you that our customers will not assert claims against us alleging that our products should have been Year 2000 compliant at the time of purchase, which could result in costly litigation and divert management's attention. We are unable to estimate to what extent our business may be affected if our software, or the systems that operate in conjunction with our software, experience a material Year 2000 failure.

Year 2000 problems and concerns also may affect the supply of, or demand for, our products or result in third-party claims against us. We cannot assure you that the entities on whom we rely for certain products and services that are important to our business have been successful in addressing all of their software and systems concerns in order to operate without disruption in the year 2000 and beyond, which may result in delays in development or shipment of our products. Moreover, our customers or potential customers may have had Year 2000 problems or concerns that caused a reduction, delay or cancellation of orders or failures or delays in making payments to us for products shipped. We are unable at this time to estimate to what extent our revenues and operating results may be affected by Year 2000 problems or concerns of others.

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

Factors which might cause actual future results to differ materially from those projected in the forward-looking statements contained herein include the following:

    o There are risks associated with the proposed acquisition by BroadVision, such as difficulties in integrating the operations of the two companies, significant management and operational distraction, customer confusion, significant costs of the merger (including transaction expenses and severance costs) and difficulties in retaining key employees after the acquisition. In addition, the Company has decided to discontinue development of BR-Web, and is planning to integrate BladeRunner with BroadVision's One-To-One product, and to offer One-to-One as a replacement for BR-Web under an arms-length Reseller Agreement currently being negotiated. In the event that the Company takes this course of action and the merger does not take place, the Company will be dependent on BroadVision to provide upgrades, support, training and assistance in promoting and implementing BroadVision's One-To-One product. BroadVision may delay or fail to perform its obligations under the proposed Reseller Agreement, and the Company might be forced to re-start the development of BR-Web, which would result in significant costs and a significant increase in the overall time to market of the Company's web server product.

    o The Company may not be able to continue to develop and market new and enhanced products and services, particularly the Company's content management products and services; the development and introduction of such new and enhanced products and services may be delayed; the Company may fail to achieve customer and market acceptance of its new and enhanced products and services; there may be delays in the growth and development of market demand for content management software products; the market for multi-device portals and Web sites may not grow as expected; the Company may have difficulties integrating BladeRunner with the BroadVision One-to-One Enterprise product and customers may not accept One-to-One as a replacement for BR-Web; the Company may have difficulty designing and developing the X-WAP application on time and with the required quality; changes in the XML and XSL language and standards or the emergence of new competing technologies; and the development of applications which are competitive with BladeRunner, Information Manager, Quicksilver or X-WAP by other companies, including telecommunications companies, having far greater resources than the Company; the Company's inability to raise additional capital as may be necessary to effectively develop, market and promote its new e-content products; inability to increase maintenance contract revenue related to content management products; inability to increase revenue from consulting and training contracts with respect to the introduction of new products; inability to improve sales force productivity; the Company's ability to keep pace with the rapid technological change in its industry and compete with companies which have greater market penetration and greater financial, technical and marketing resources; failure to adequately protect the Company's intellectual property; inability to establish or maintain strategic relationships with companies that have presence and expertise in the markets and market segments targeted by the Company; the inability of the Company to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies; and failure to integrate the operations, information systems and personnel of any acquired businesses.

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

      10.3 Agreement and Plan of Merger and Reorganization, dated as of January 26, 2000, by and among BroadVision, Inc., Infiniti Acquisition Sub, Inc. and Interleaf, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 1,
                      2000)

      11 Computation of Earnings Per Share (included as Note 3 to Financial Statements)

      27              Financial Data Schedule

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed by the Company on February 1, 2000 with respect to the Agreement and Plan of Merger and Reorganization entered into by the Company and BroadVision, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2000
                                   /s/ Peter J. Rice
                                   --------------------------------------------
                                   Peter J. Rice,
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)